Form 10-Q
period 1996-06-30
PARACELSUS HEALTHCARE CORP
filed 1996-08-14
CIK 758722

===============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                            EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND
                             EXCHANGE ACT OF 1934

                         Commission file number 33-67040
                        PARACELSUS HEALTHCARE CORPORATION
            (Exact name of registrant as specified in its charter)

           California                                     95-3565943
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organizaton)                        Identification No.)

                                (818) 792-8600
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the preceeding 12 months and (2) has been subject to such filing requirements for the past 90 days:

                  Yes     X                 No

  As of June 30, 1996, there were 450 shares of the Registrant's common stock, no stated value, outstanding.

   This document contains fourteen (15) pages. The exhibits begin on Page 14.
===============================================================================
                                  Page 1

                       PARACELSUS HEALTHCARE CORPORATION

                                   FORM 10Q
                               NINE MONTHS ENDED
                                 JUNE 30, 1996

                               TABLE OF CONTENTS


PART I.  QUARTERLY FINANCIAL INFORMATION

                                                                      PAGE OF
                                                                     FORM 10-Q
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets - June 30, 1996
        and September 30, 1995                                             3

        Consolidated Statements of Income (unaudited) - for the
        three and nine months ended June 30, 1996 and 1995                 4

        Consolidated Statements of Cash Flows (unaudited) - for
        the three and nine months ended June 30, 1996 and 1995             5

        Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 2. Changes in Securities                                             13

Item 3. Defaults Upon Senior Securities                                   13

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 5. Other Information                                                 13
Item 6. Exhibits and Reports on Form 8-K                                  13
        Signatures                                                        14

                     PARACELSUS HEALTHCARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS)




                                                      JUNE 30,
                                                        1996       SEPTEMBER 30,
                                                     (UNAUDITED)       1995
ASSETS                                               ----------    -------------
Current assets:
 Cash and cash equivalents                           $   1,902      $      2,949
 Marketable securities                                  15,590            10,387
 Accounts receivable, net                              108,923            81,039
 Notes and other receivables                            12,673            12,502
 Supplies                                               10,426            10,565
 Deferred income taxes                                  25,236            16,485
 Other current assets                                    6,326             4,510
                                                      --------      ------------
    Total current assets                               181,076           138,437

Property and equipment                                 343,388           268,412
Less accumulated depreciation and amortization          97,661           102,746
                                                     ---------      ------------
                                                       245,727           165,666

Marketable securities                                   10,039            12,169
Other assets                                            62,971            28,360
                                                     ---------      ------------
    Total Assets                                     $ 499,813      $    344,632
                                                     =========      ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Bank drafts outstanding                             $   2,856      $      4,991
 Accounts payable and other current liabilities         58,625            59,615
 Current maturities of long-term debt
  and capital lease obligations                            438             8,658
 Current portion of self-insurance reserves              5,309             4,792
                                                     ---------      ------------
    Total current liabilities                           67,228            78,056

Long-term debt and capital lease obligations
  less current maturities                              284,643           113,070
Self-insurance reserves, less current portion           25,762            25,176
Deferred income taxes                                   24,688            23,255
Minority interests                                         147               126

Shareholder's equity:
 Common stock                                            4,500             4,500
 Additional paid-in capital                                390               390
 Unrealized gains (losses) on marketable securities        (27)              137
 Retained earnings                                      92,482            99,922
                                                     ---------      ------------
     Total shareholder's equity                         97,345           104,949
                                                     ---------      ------------
     Total Liabilities and Shareholder's Equity      $ 499,813      $    344,632
                                                     =========      ============

     Note: The balance sheet at September 30, 1995 bas been derived from the audited financial statements at that date and includes all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See notes to unaudited condensed consolidated financial statements.

                    PARACELSUS HEALTHCARE CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)
                         (DOLLARS IN THOUSANDS)





                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                   --------------------      -------------------
                                     1996       1995           1996       1995
                                   --------   --------       --------   --------
Total operating revenues           $133,136   $123,545       $393,726  $375,901

Costs and expenses:
  Salaries and benefits              56,772     52,652        169,934   159,955
  Supplies                           10,630     10,584         29,993    32,016
  Purchased services                 19,440     14,679         53,614    42,797
  Provision for bad debts             8,994      9,172         29,185    28,455
  Other operating expenses           21,846     21,915         68,752    69,916
  Depreciation and amortization       4,684      4,251         12,656    12,985
  Interest expense                    5,216      3,952         12,901    11,604
  Settlement costs                        -          -         22,356         -
                                   --------   --------       --------   -------
Total costs and expenses            127,582    117,205        399,391   357,728

Income(loss) before minority
  interests and income taxes          5,554      6,340         (5,665)   18,173

Minority interests                   (1,144)      (592)        (2,216)   (1,796)
                                   --------   --------       --------   -------
Income(loss) before income taxes      4,410      5,748         (7,881)   16,377

Provision for income taxes
  (benefit)                           1,808      2,356         (3,232)    6,713
                                   --------   --------       ---------  -------
Net income(loss)                   $  2,602   $  3,392       $ (4,649)  $ 9,664
                                   ========   ========       ========   =======


                              See accompanying notes

                     PARACELSUS HEALTHCARE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                               NINE MONTHS ENDED
                                                    JUNE 30,
                                               --------------------
                                                 1996       1995
OPERATING ACTIVITIES                           ---------  ---------
 Net income(loss)                            $  (4,649)     $ 9,663
 Adjustments to reconcile net income(loss)
  to net cash provided by operating
  activities:
    Depreciation and amortization               12,656       12,985
    Deferred income taxes                       (7,318)      (4,326)
    Minority interests                           2,216        1,796
    Changes in operating assets and
     liabilities:
     Accounts receivable                       (27,884)      (3,180)
     Supplies and other current assets          (1,677)         348
     Notes and other receivables                  (171)        (118)
     Bank drafts outstanding                    (2,136)       2,212
     Accounts payable and other current
      liabilities                                 (990)      (7,844)
     Self-insurance reserves                     1,103          628
                                             ---------    ---------
Net cash (used in) provided by operating
 activities                                    (28,850)      12,164

INVESTING ACTIVITIES
 Purchase of marketable securities              (3,225)      (4,592)
 Additions to property and equipment           (91,186)     (10,432)
 Decrease in minority interests                 (2,195)      (1,845)
 Increase in other assets                      (36,153)      (4,387)
                                              ---------   ---------
Net cash used in investing activities         (132,759)     (21,256)

FINANCING ACTIVITIES
Long-term borrowings                           232,000       36,000
Payments of long-term debt and capital
 lease obligations                             (68,647)     (21,620)
Dividends to shareholder                        (2,791)      (4,521)
                                              ---------   ---------
Net cash provided by financing activities      160,562        9,859
                                              ---------   ---------
Increase(decrease) in cash and cash
 equivalents                                    (1,047)         767
Cash and cash equivalents at beginning
 of period                                       2,949        1,452
                                             ---------    ---------
Cash and cash equivalents at end of period   $   1,902    $   2,219
                                             =========    =========
- ----------------------------------------------------------------------
|                                                                    |
|Supplementary cash flow information:                                |
| Cash paid during the period for:                                   |
|  Income taxes                              $   5,531    $   9,728  |
|  Interest                                     13,786       13,077  |
|                                                                    |
|Details of unrealized (losses)gains on                              |
| marketable securites:                                              |
|  Marketable securities                          (278)           5  |
|  Deferred taxes                                  114            2  |
|                                            ---------    ---------  |
| Increase(decrease) in shareholder's                                |
|  equity                                    $    (164)   $       3  |
|                                            =========    =========  |
- ----------------------------------------------------------------------

                            See accompanying notes

                  PARACELSUS HEALTHCARE CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1996


NOTE 1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by Paracelsus Healthcare Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, filed with the SEC in December 1995. In the opinion of managment, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements, and the consolidated results of its operations and its cash flows for the interim periods then ended, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

ITEM 2.  MARKETABLE SECURITIES

On November 15, 1995, the FASB staff issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale. At the date of transfer the amortized cost of those securities was $2,000,000 and the unrealized loss on those securities was $13,000, which was included in shareholder's equity.

ITEM 3. CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at the Company's facilities and maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. Management believes the ultimate resolution of the proceedings presently pending against the Company (or any of its subsidiaries) will not have a material effect on the Company's financial positon, results of operations, or cash flows.

                         PARACELSUS HEALTHCARE CORPORATION

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONT.

                                   June 30, 1996


NOTE 4.   ACQUISITIONS/CLOSURES

On August 9, 1996, the stockholders of Champion Healthcare
Corporation ("Champion"), at a special meeting of stockholders adopted and approved an Agreement and Plan of Merger dated as of April 12, 1996, as amended and restated as of May 29, 1996(the "Merger Agreement")and as it may be amended, supplemented or modified from time to time, by and among the Company, PC Merger Sub, Inc., a Delaware Corporation and wholly owned subsidiary of the Company, and Champion, pursuant to which such wholly owned subsidiary of the Company will be merged with and into Champion, resulting in Champion becoming a wholly owned subsidiary of the Company. The Company expects the merger to consummate on or about August 16, 1996 after satisfying certain other terms and conditions of the Merger Agreement. Upon consummation of the merger, each share of Champion's common stock and preferred stock will convert to one share and two shares of the Company's stock, respectively. Dr. Manfred George Krukmeyer, currently the Chairman of the Board and sole shareholder of the Company, and members of the Company's management will own 60% of the combined company, with current Champion security holders owning the remaining 40%.

On May 17, 1996, the Company acquired the PHC Salt Lake Regional Hospital, a 125-bed acute care hospital, including its surrounding campus, in Salt Lake City, Utah from FHP for $70.0 million in cash. The Company financed the acquisition with borrowings under the Credit Facility.

On May 17, 1996, the Company acquired Pioneer Valley Hospital, a 139-bed hospital in West Valley City, Utah; Davis Hospital and Medical Center, a 120-bed hospital in Layton, Utah; and Santa Rosa Medical Center, a 129-bed hospital in Milton, Florida from Columbia/HCA Healthcare Corporation("Columbia"). The consideration for these hospitals consisted of $38.5 million in cash and the exchange of the Company's Peninsula Medical Center, a 119-bed hospital located in Ormond Beach, Florida; Elmwood Medical Center, a 135-bed hospital located in Jefferson, Louisiana; and Halstead Hospital, a 190-bed hospital located in Halstead, Kansas. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for Pioneer's real property and sold the Pioneer real property to the REIT. The acquisition of the Columbia hospitals was accounted for as a purchase transaction. The Company financed the cash portion of the acquisition from borrowings under the Credit Facility.

                     PARACELSUS HEALTHCARE CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1996



NOTE 4. ACQUISITIONS/CLOSURES - CONT.

On March 15, 1996 the Company closed Desert Palms Community Hospital, an acute care hospital located in Palmdale, California.

NOTE 5.  SETTLEMENT COSTS

During March 1996, the Company settled two lawsuits in connection with the operation of its psychiatric programs. The Company recognized a charge for settlement costs totaling $22.4 million in the quarter ended March 31, 1996, for the payment of legal fees associated with these two lawsuits, the settlement payments, and the write off of certain psychiatric accounts receivables. The Company did not admit liability in either case but resolved its dispute through the settlements in order to re-establish a business relationship and/or avoid further legal costs in connection with the disputes.

                         PART I: FINANCIAL INFORMATION
                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The results of operations discussed below compare the operating results for the three and nine months ended June 30, 1996 to the operating results for the three and nine months ended June 30, 1995. The Company closed Bellwood Health Center in April 1995 and closed Desert Palms Community Hospital in March 1996, which will be referred to as "the Closed Facilities", sold Elmwood Medical Center, Halstead Hospital and Peninsula Medical Center, which will be referred to as the "Sold Facilities", and purchased Davis Hospital and Medical Center, Pioneer Valley Hospital, PHC Salt Lake Hospital and Santa Rosa Medical Center, which will be referred to as the "Acquired Facilities".

Operating revenues increased 7.8% to $133,136,000 for the three months ended June 30, 1996 from $123,545,000 for the comparable period in the prior year. This increase was mainly due to the net revenue of the acquired facilities which exceeded the net revenue of the sold facilities by $11,009,000, and an increase of $1,827,000 in home health agency operating revenues generated in the Eastern Region, resulting from an increase of 21,210, or 14.5%, in home health agency visits.

Operating revenues increased 4.7% to $393,726,000 for the nine months ended June 30, 1996 from $375,901,000 for the comparable period in the prior year. This increase was mainly due to the net revenue of the acquired facilities which exceeded the net revenue of the sold facilities by $9,077,000 and an increase of $9,683,000 in the home health agency operating revenues generated in the Eastern Region, resulting from an increase of 147,163, or 37.9%, in home health agency visits.

Salaries and benefits increased 7.8% to $56,772,000 for the three months ended June 30, 1996 from $52,652,000 for the comparable period in the prior year. This increase was principally due to a net increase of $2,658,000 between the three month periods in the salaries and benefits of the acquired facilities compared to the salaries and benefits of the sold facilities and a 13.4% increase in the employee workforce in the Eastern Region. The increase was mainly attributed to the expansion of the home health agency programs in the Eastern Region. As a percent of operating revenues, salaries and benefits were 42.6% for the three months ended June 30, 1996 and June 30, 1995.

RESULTS OF OPERATIONS - CONT.

Salaries and benefits increased 6.2% to $169,934,000 for the nine months ended June 30, 1996 from $159,955,000 for the comparable period in the prior year. This increase was mainly due to a net increase between the nine month periods of $4,968,000 in the salaries and benefits of the acquired facilities compared to the salaries and benefits of the sold facilities, and a 13.9% increase in the employee workforce in the Eastern Region to service the expansion of the home health agency programs. In addition, the employee workforce was increased in the Eastern Region to service the increased volume of outpatient services. As a percent of operating revenues, salaries and benefits increased to 43.2% for the nine months ended June 30, 1996 from 42.6% for the comparable period in the prior year.

Supplies increased .4% to $10,630,000 for the three months ended June 30, 1996 from $10,584,000 for the comparable period in the prior year. Supplies decreased 6.3% to $29,993,000 for the nine months ended June 30, 1996 from $32,016,000 for the comparable period in the prior year. The Company subcontracted its pharmacy purchases and management activities to a pharmacy management company in June 1995 which resulted in reductions in pharmacy supplies expense for the three and nine months ended June 30, 1996, of $729,000 and $3,605,000 as compared to the three and nine months ended June 30, 1995, respectively. The Company also reduced its non-pharmacy supplies expense due to improved purchasing terms and price reductions received under its group purchasing contract. As a percent of operating revenues, supplies decreased to 8.0% for the three months ended June 30, 1996 from 8.6% in the comparable period in the prior year, and to 7.6% for the nine months ended June 30, 1996 from 8.5% for the comparable period in the prior year.

Purchased services increased 32.4% to $19,440,000 for the three months ended June 30, 1996 from $14,679,000 for the comparable period in the prior year. The increase was mainly due to the pharmacy management company contract which increased purchased services by $1,246,000 and the out of network purchased services for the acquired PHC Salt Lake Regional Hospital by $1,800,000. As a percent of operating revenues, purchased services increased to 14.6% for the three months ended June 30, 1996 from 11.9% for the comparable period in the prior year.

Purchased services increased 25.2% to $53,614,000 for the nine months ended June 30, 1996 from $42,797,000 for the comparable period in the prior year due to the pharmacy management company contract which increased purchased services by $4,800,000, the out of network purchased services for the acquired PHC Salt Lake Regional Hospital by $1,800,000, and an increase in purchased services of $914,000 in the home health agency programs in the Eastern Region. As a percent of operating revenues, purchased services increased to 13.6% for the nine months ended June 30, 1996 from 11.4% for the comparable period in the prior year.

Provision for bad debts decreased 2.0% to $8,994,000 for the three months ended June 30, 1996 from $9,172,000 for the comparable period in the prior year. As a percent of operating revenues, the provision for bad debts decreased to 6.8% for the three months ended June 30, 1996 from 7.4% in the comparable period in the prior year.

RESULTS OF OPERATIONS - CONT.

Provision for bad debts increased 2.6% to $29,185,000 for the nine months ended June 30, 1996 from $28,455,000 for the comparable period in the prior year due primarily to an increase in provision for bad debts at the psychiatric facilities. The increase in the provision for bad debts at two of the psychiatric facilities is attributed to reductions in payments received from the managed care providers for psychiatric services. As a percent of operating revenues, provision for bad debts decreased to 7.4% for the nine months ended June 30, 1996 from 7.6% for the comparable period in the prior year.

Depreciation and amortization increased 10.2% to $4,684,000 for the three months ended June 30, 1996 from $4,251,000 in the comparable period in the prior year. This increase was principally due to the acquired facilities. Depreciation and amortization decreased 2.5% to $12,656,000 for the nine months ended June 30, 1996 from $12,985,000 in the comparable period in the prior year. This decrease was mainly attributable to the reductions from the closed facilities exceeding the additional depreciation and amortization from the acquired facilities.

Interest expense increased 31.9% to $5,216,000 for the three months ended June 30, 1996 from $3,952,000 in the comparable period in the prior year. Interest expense increased 11.2% to $12,901,000 for the nine months ended June 30, 1996, from $11,604,000 for the comparable period in the prior year. This increase was principally due to the borrowings under the Credit Facility for the acquired facilities and the settlement of the two lawsuits.

During March 1996, the Company recognized a charge for settlement of two lawsuits totaling $22,356,000. The charge included the payment of legal fees associated with the lawsuits, the settlement payments, and the write off of certain psychiatric accounts receivables. See Note 5 in the Notes to Unaudited Condensed Consolidated Financial Statements for further explanation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of June 30, 1996 was $113,848,000, an increase of $53,467,000 from September 30, 1995. The increase in working capital is primarily attributable to decreases in current maturities of long-term debt obligations and capital leases obligations, and an increase in accounts receivable, marketable securities and deferred income taxes. The increase in accounts receivable is mainly attributable to the accounts receivable generated by the four acquired facilities which amounted to $14,285,000, and the increase in psychiatric receivables and home health care receivables which take longer to collect than the Company's acute care receivables. The decrease in current maturities of long-term debt obligations and capital lease obligations is attributed to the refinancing of mortgage debt on one of the Company's partnerships, and the pay-off of mortgage and capital lease debt at the three facilities sold to Columbia. Other significant changes in working capital included an increase in the marketable securities investments made by the Company's captive insurance company and an increase in deferred income taxes resulting from the deferred tax benefits associated with the settlement costs.

LIQUIDITY AND CAPITAL RESOURCES - CONT.

On December 8, 1995, the Company entered into a new Credit Facility which provides up to $230,000,000 of revolving credit. The Credit Facility was increased to finance future acquisitions, refinance the existing Credit Facility borrowings and for general corporate purposes, including working capital and capital expenditures. Borrowings under the Credit Facility were increased from $27,500,000 at September 30, 1995 to $198,000,000 at June 30,
1996. The additional borrowings were used to finance the acquisition of the Columbia and FHP hospitals, the settlement of the two lawsuits, acquisitions of property, plant and equipment and for working capital purposes. The Company anticipates that existing capital sources and internally generated cash flows will be sufficient to fund capital expenditures, debt service and working capital requirements.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be reccorded on long-lived assets used in operations when indicators of impairment are present and the undiscontinued cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996, and, based on current circumstances, does not believe the effect of the adoption will be material.

IMPACT OF INFLATION AND CHANGING PRICES

     A significant portion of the Company's operating expenses are subject to inflationary increases, the impact of which the Company has historically been able to substantially offset through price increases, by expanding services and by increasing operating efficiencies. To the extent that inflation occurs in the future, however, the Company may not be able to pass on the increased costs associated with providing health care services to patients with govenment or managed care payors unless such payors correspondingly increase reimbursement rates.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         No material change has occurred in the litigation described in "Item 3. Legal Proceedings" on page 15 of the Company's Annual Report on Form 10-K for the year ended September 30, 1995, except for the settlement of the two lawsuits with the insurance company as disclosed in Note 5 of Form 10Q.

ITEM 2.  CHANGE IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         The Company has filed a registration statement on Form S-1 dated
         June 28, 1996, as amended, for a proposed offering of common stock (the "Equity Offering"). Currently the Company expects to sell 5,200,000 shares and selling shareholders of the Company are expected to offer an additional 229,000 shares. Additionally, the underwriters have the option to purchase an additional 814,350 shares to cover over-allotments, if any. The Company's current registration statement contemplates a proposed maximum offering price of $10.25 per share, which would result in net proceeds to the Company after estimated underwriting discounts and commissions of approximately $49,800,000. The Equity Offering is expected to be consummated on or about August 16, 1996. The final offering price and total number of shares to be offered by the Company and the selling shareholders are subject to finalization and may differ from those amounts currently contemplated.

         The Company has filed a registration statement on Form S-1 dated
         June 24, 1996, as amended, for a proposed offering of $325,000,000 aggregrate principal amount of Senior Subordinated Notes due 2006 (the "Note Offering"). The company expects the Notes to bear interest at approximately 10% per annum. The Notes Offering is expected to be consummated on or about August 16, 1996. The final terms of the Notes Offering are subject to finalization and may differ from the terms currently contemplated.

         If consummated, the Company expects to use a portion of the net proceeds from the Notes Offering and Equity Offering to prepay certain outstanding indebtedness and reduce other outstanding indebtedness.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                (a) Exhibits
                      None

                (b) Reports on Form 8-K
                      - Amendment No. 1 on Form 8-K/A to Form 8-K Current Report filed on May 17, 1996 providing Financial Statements of Businesses Acquired and the Pro Forma Financial Information.
                      - Form 8-K Current Report filed on May 17, 1996 disclosing the acquisition of Davis Hospital and Medical Center, and the asset exchange among Paracelsus Halstead Hospital, Paracelsus Elmwood Medical Center, Paracelsus Peninsula Medical Center, Paracelsus Real Estate Corporation, Pioneer Valley Hospital, Inc., and the Medical Center of Santa Rosa, Inc., and the acquisition of Pioneer Valley Hospital and Santa Rosa Medical Center, in exchange for Halstead Hospital, Elmwood Medical Center, and Peninsula Medical Center.
                      - Form 8-K filed on May 29, 1996 disclosing the Company entering into the Amended and Restated Merger Agreement with Champion Healthcare Corporation, and PC Merger Sub, Inc.

                       PARACELSUS HEALTHCARE CORPORATION



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARACELSUS HEALTHCARE CORPORATION






Date:  August 14, 1996         By:      \s\    JAMES T. RUSH
                                        ---------------------------
                                        James T. Rush
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (principal financial officer)






Date:  August 14, 1996         By:      \s\    SCOTT K. BARTON
                                        ---------------------------
                                        Scott K. Barton
                                        Assistant Vice President
                                        and Corporate Controller
                                        (principal accounting officer)