Form 10-QT
period 1995-12-31
PARACELSUS HEALTHCARE CORP
filed 1996-11-01
CIK 758722

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-Q



           TRANSITION REPORT PURSUANT TO THE SECTION 13 OF 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the transition period from
                   October 1, 1995 to December 31, 1995


                      Commission file number 1-12055


                     PARACELSUS HEALTHCARE CORPORATION
         (Exact name of registrant as specified in its charter)


 California                                                         95-3565943
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                             Identification No.)




                 515 W. Greens Road, Suite 800, Houston, Texas            77067
                  (Address of principal executive offices)           (Zip Code)


                                  (281) 774-5100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES_X_    NO__

As of December 31, 1995, there were 450 shares of the Registrant's Common Stock, no stated value, outstanding.






 This document contains sixteen (16) pages. The exhibit index is on Page 4.

Paracelsus Healthcare Corporation ( the "Company") is filing this report on Form 10-Q for the transition period from October 1, 1995 to December 31, 1995, as a result of electing to change its fiscal year end from September 30 to December 31. The Company had previously filed with the Securities and Exchange Commission a Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. Parts I and II of this Transition Report are incorporated herein by reference to the previously filed Form 10-Q ( filed as Exhibit
99.1 of this Transition Report).

The Board of Directors has appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for periods before the quarter ending September 30, 1996. The inquiry will evaluate whether the Company should amend and restate the financial results and information originally filed in any report for periods before the quarter ending September 30, 1996, including the Company's quarterly reports on Form 10-Q for the quarters ending December 31, 1995, March 31, 1996 and June 30, 1996. As of the date of filing this Transition Report, such inquiry has not been completed. Accordingly, the Company may be required to amend this report if the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 is amended as a result of the Special Committee's inquiry.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    99.1 Paracelsus Healthcare Corporation Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995, as filed on February 14, 1996.

(b) Reports on Form 8-K - None.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Paracelsus Healthcare Corporation

                                        (Registrant)


                                  /s/ JAMES G. VANDEVENDER
Dated: November 1, 1996        By: ____________________________
                                       James G. VanDevender
                                      Executive Vice President,
                                      Chief Financial Officer
                                            & Director

                                     INDEX TO EXHIBITS

Exhibit   Description
-------   -----------

99.1      Paracelsus Healthcare Corporation Quarterly Report on
          Form 10-Q for the quarterly period ended December 31, 1995, as filed on February 14, 1996.