Form 10-Q
period 1996-09-30
PARACELSUS HEALTHCARE CORP
filed 1996-11-19
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO THE SECTION 13 OF 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

                                   YES_X_    NO__

As of September 30, 1996, there were 54,813,417 shares of the Registrant's Common Stock, no stated value, outstanding.

================================================================================

On September 12, 1996, the Company elected to change its fiscal year end from September 30 to December 31. Accordingly, the Quarterly Report of the Form 10-Q for the three and nine months ended September 30, 1996 is hereby filed for the third quarter of the new calendar year ending on December 31, 1996.

The Board of Directors has appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the quarterly periods before the quarter ending September 30, 1996. As of the date of filing this report, such inquiry has not been completed. Accordingly, depending on the results of the Special Committee inquiry, the Quarterly Report on Form 10-Q hereby filed and other previously filed reports may have to be amended to reflect adjustments and items reported in the current financial period that may need to be reclassified or attributed to earlier periods. Such adjustments or reclassifications may involve amounts currently recorded as contractual allowance, which might require additional provision for bad debts or receivable adjustments.

Certain statements in this Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecasted results include, but are not limited to: the results of the Special Committee inquiry described herein, the outcome of litigation pending against the Company and certain affiliated person, changes in government or private payors' reimbursement practices for health care services, competition in the Company's markets, and such other factors as might reasonably affect a provider of health care services.

                          PARACELSUS HEALTHCARE CORPORATION

                                   FORM 10-Q

                          Three and Nine Months Ended
                               September 30, 1996

                                  TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                          Page
                                                                          ----

Item 1. Financial Statements - (Unaudited)

        Condensed Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995                           4

        Consolidated Statements of Income -
        Three and Nine months ended September 30, 1996 and 1995            5

        Condensed Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1996 and 1995                      6

        Notes to Interim Condensed Consolidated Financial Statements       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                16

PART II. OTHER INFORMATION                                                 24


SIGNATURE                                                                  28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PARACELSUS HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                 (Unaudited)

                                               September 30,     December 31,
                                                    1996              1995
                                               -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 14,611          $  4,545
  Marketable securities                              16,713            12,643
  Accounts receivable, net                           93,159            85,988
  Other current assets                               31,126            27,732
  Deferred income taxes                              72,861            15,508
  Current assets of discontinued operations, net      5,097                 -
                                                   --------          --------
     Total current assets                           233,567           146,416

Property and equipment                              442,894           273,730
Less: Accumulated depreciation and amortization     (64,647)         (106,328)
                                                   --------          --------
                                                    378,247           167,402

Long-term assets of discontinued operations, net     28,398                 -
Assets held for sale, net                            24,527                 -
Marketable securities                                 9,950            10,066
Investment in Dakota Heartland Health System         48,586                 -
Goodwill                                            113,531             2,398
Other assets                                         31,008            27,190
                                                   --------          --------
     Total Assets                                  $867,814          $353,472
                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and other current liabilities   $109,833          $ 62,276
  Current maturities of long-term debt                2,245             5,132
                                                   --------          --------
     Total current liabilities                      112,078            67,408

Long-term debt                                      490,202           130,250
Other long-term liabilities                          37,715            25,498
Deferred income taxes                                24,263            23,320

Stockholders' equity
  Common Stock                                      213,465             4,500
  Additional paid-in capital                            390               390
  Unrealized gains on
     marketable securities                               62               212
  Retained earnings (Accumulated deficit)           (10,361)          101,894
                                                   --------          --------
     Total stockholders' equity                     203,556           106,996
                                                   --------          --------
     Total Liabilities and Stockholders' Equity    $867,814          $353,472
                                                   ========          ========

         See notes to interim condensed consolidated financial statements.

                       PARACELSUS HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)
                                 (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     -------------------    -------------------
                                       1996       1995        1996        1995
                                     --------   --------    --------   --------
Net revenue                          $109,855   $111,056    $350,200   $332,836

Costs and expenses:
  Salaries and benefits                58,718     45,596     165,223    143,129
  Provision for bad debts              10,489      7,700      24,453     19,758
  Other operating expenses             47,334     48,303     137,937    133,976
  Interest                              9,383      4,142      18,433     12,002
  Depreciation and amortization         7,416      4,111      15,529     12,092
  Impairment charge                    13,349          -      13,349          -
  Merger costs                         46,818          -      46,818          -
  Unusual charges                           -      4,177       2,438      4,177
                                     --------   --------    --------   --------
Total costs and expenses              193,507    114,029     424,180    325,134
Gain from sale of a hospital                -      9,026           -      9,026
Income (loss) from continuing
  operations before minority
  interests and income taxes          (83,652)     6,053     (73,980)    16,728
Minority interests                         52       (131)     (1,595)    (1,234)
                                     --------   --------    --------   --------
Income (loss) from continuing
  operations before income taxes
  and extraordinary losses            (83,600)     5,922     (75,575)    15,494
Provision for income taxes(benefit)   (33,355)     2,429     (30,066)     6,351
                                     --------   --------    --------   --------
Income (loss) from continuing
 operations before extraordinary
 losses                               (50,245)     3,493     (45,509)     9,143
Discontinued operations:
 Income (loss) from operations of
   discontinued psychiatric
   hospitals, net                     (10,419)      (170)    (21,896)     1,362
 Loss on disposal of discontinued
   psychiatric hospitals, net         (14,902)         -     (14,902)         -
                                     --------   --------    --------   --------
Income (loss) before extraordinary
   losses                             (75,566)     3,323     (82,307)    10,505
Extraordinary losses from early
   extinguishment of debt, net         (4,557)         -      (4,557)         -
                                     --------   --------    --------   --------
Net Income (Loss)                     (80,123)  $  3,323    $(86,864)  $ 10,505
                                     ========   ========    ========   ========
Income (loss) per share:
   Continuing operations             $  (1.19)  $   0.12    $  (1.34)  $   0.31
   Discontinued operations              (0.60)     (0.01)      (1.08)      0.04
   Extraordinary losses                 (0.10)         -       (0.14)         -
                                     --------   --------    --------   --------
Income (loss) per share              $  (1.89)  $   0.11    $  (2.56)  $   0.35
                                     ========   ========    ========   ========
Weighted average common and common
  equivalent shares outstanding        42,290     29,772      33,975     29,772

         See notes to interim condensed consolidated financial statements.

                 PARACELSUS HEALTHCARE CORPORATION CONDENSED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)(Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1996        1995
                                                          ---------   --------
Operating Activities:
Net income (loss)                                         $(86,864)   $ 10,505
Non-cash expenses and changes in
  operating assets and liabilities, excluding
  acquisitions                                              56,652       7,662
                                                          --------    --------
Net cash (used in) provided by operating activities        (30,212)     18,167
                                                          --------    --------

Investing Activities:
Purchase of marketable securities                           (4,104)     (4,392)
Acquisitions, net of cash acquired                        (123,072)     (3,010)
Proceeds from disposal of facilities                             -      18,564
Purchase of property and equipment, net                     (3,260)    (14,165)
Decrease in minority interests                              (2,747)     (1,315)
(Increase)decrease  in other assets                            712      (2,062)
                                                          --------    --------
Net cash used in investing activities                     (132,471)     (6,380)
                                                          --------    --------
Financing Activities:
Net proceeds from issuance of common stock                  40,081           -
Borrowings under Credit Facility                           441,500      33,000
Repayments under Credit Facility                          (342,000)    (37,500)
Net proceeds from issuance of debt                         320,342           -
Repayment of long-term debt                               (262,193)     (1,064)
Dividends to stockholder                                   (24,981)     (5,278)
                                                          --------    --------
Net cash provided by (used in) financing activities        172,749     (10,842)
                                                          --------    --------
Increase in cash and cash equivalents                       10,066         945
Cash and cash equivalents at beginning of period             4,545       2,004
                                                            ------     -------
Cash and cash equivalents at end of period                 $14,611     $ 2,949
                                                          ========    ========

Supplementary cash flow information:
  Cash paid during the period for:
   Income taxes                                            $   100     $11,484
   Interest                                                 15,713      10,438
Purchase of businesses, net:
   Working capital, other than cash                       $(24,030)    $  (616)
   Property, plant and equipment                          (288,810)        (67)
   Other assets                                           (165,333)     (2,327)
   Long-term debt                                          182,492           -
   Noncurrent liabilities                                   25,367           -
   Value of stock issued                                   147,242           -




          See notes to interim condensed consolidated financial statements.

                       PARACELSUS HEALTHCARE CORPORATION

                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1996

Note 1. Organization and Basis of Presentation

Organization

Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger")and completed an initial public equity offering . The results of Champion have been included in the operations of the Company since August 16, 1996. As of September 30, 1996, the Company operated 31 hospitals with 3,245 licensed beds in 11 states (including five psychiatric hospitals with 437 licensed beds (see
Note 4)).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (see Note 2). The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and nine months ended September 30, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K for such period.

On September 12, 1996, the Company changed its fiscal year end from September 30 to December 31. Accordingly, this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1996 is hereby filed for the third quarter of the new calendar year ending on December 31, 1996.

Concurrent with the change in fiscal year end, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for the third quarter of the calendar year ending December 31, 1996 (see Note 5).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain account balances for the three and nine months ended September 30, 1995 have been reclassified to conform to the Company's current presentation.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share is not presented since it equals primary net income (loss) per share.

Weighted average number of common and common equivalent shares outstanding for the quarter and nine months ended September 30, 1995 have been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the Merger.

Note 2. Significant Adjustments

In September 1996, the Company recorded adjustments to increase the after- tax loss from continuing operations by $10.4 million and from discontinued operations by $8.8 million for the quarter and nine months ended September 30, 1996. The impact of these adjustments on loss per share from continuing operations for the quarter and nine months ended September 30, 1996 were $(0.25) and $(0.31), respectively. The impact of these adjustments on loss per share from discontinued operations for the same periods were $(0.21) and $(0.26), respectively. The adjustments to continuing operations related to a change in recording estimated amounts due from government programs of $23.6 million and charges related to bad debts and closure costs at certain exchanged or closed facilities of $2.4 million, reduced by related tax benefits and the reversal of certain excess liabilities of $15.6 million. The adjustments to discontinued operations also related to revised estimates of government program receivables of $10.1 million and charges for bad debts and closure costs at certain psychiatric hospitals of $4.8 million, reduced by related tax benefits of $6.1 million.

Presently, a Special Committee of the Board of Directors is supervising and directing an investigation regarding, among other things, certain accounting and financial reporting practices of the Company for the quarterly periods prior to the quarter ended September 30, 1996. The results of that investigation may require the Company to amend this Form 10-Q for the quarter ended September 30, 1996 hereby filed and other previously filed reports to reflect adjustments and items reported in the current financial period that may need to be reclassified or attributed to earlier periods. Such adjustments or reclassfications may involve amounts currently recorded as contractual allowance, which might require additional provision for bad debts or receivable adjustments.

Note 3. Marketable Securities

On November 15, 1995, the Financial Accounting Standards Board staff issued a Special Report, A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale (or trading). The amortized cost of those securities when transferred was $2.0 million and the unrealized loss on those securities was $13,000, which was included in stockholders' equity in December 1995. The Company's wholly owned insurance subsidiary maintains the marketable securities for statutory purposes.

Note 4. Discontinued Operations

In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its five psychiatric hospitals (the "discontinued operations"). Management anticipates that the sale or closure of all such operations will be completed on or before September 30, 1997. The Company recorded an estimated net loss on disposal of the discontinued operations of $14.9 million (net of tax benefit of $10.4 million) to reduce the related assets to estimated realizable value and for estimated after-tax operating losses of approximately $1.5 million during the phase out period.

Current and long-term net assets of $5.1 million and $28.4 million, respectively, of the discontinued operations have been segregated in the Condensed Consolidated Balance Sheet at September 30, 1996 under the captions "Current assets of discontinued operations, net" and "Long-term assets of discontinued operations, net", respectively.

During the quarter ended March 31, 1996, the Company recognized a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $20.0 million ($11.8 million net of tax) was related to a case involving the operation of its psychiatric programs. Such charge consisted primarily of legal fees, settlement payments and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and/or avoid further legal costs in connection with the disputes. Operating results of the discontinued operations through the 1996 third quarter, including the after-tax settlement charge of $11.8 million but excluding the estimated disposal loss, have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of Income and are as follows:

                                         Three months ended  Nine months ended
                                           September 30         September 30
                                         ------------------  -----------------
                                           1996      1995      1996     1995
                                         --------   -------  --------  -------
                                              (Dollars in thousands)
Net revenue (a)                       $ (4,866)  $  13,746   $ 19,841 $ 45,721
Operating expenses                      12,794      14,034     56,952   43,412
(Loss) income before income taxes (a)  (17,660)       (288)   (37,111)   2,309
Income tax (benefit)                    (7,241)       (118)   (15,215)     947
Net (loss) income from
 discontinued operations (a)           (10,419)       (170)   (21,896)   1,362

_________________
(a) Includes pretax and after-tax charges in 1996 amounts of $14.9 million ($10.1 million as a reduction of net revenue) and $8.8 million, respectively, for items discussed at Note 2.

Note 5 - Facilities Held for Disposition / Impairment Charge
------------------------------------------------------------
In September 1996, the Company approved a plan to dispose of certain of its remaining hospitals in the Los Angeles metropolitan ("LA metro") area. At September 30, 1996, net assets of $ 24.5 million related to these facilities were segregated from the remaining assets of the Company and classified in the Condensed Consolidated Balance Sheet as "Assets held for sale, net." Operating results of the LA metro hospitals included in the Consolidated Statements of Income are as follows:

                                     Three months ended       Nine months ended
                                        September 30             September 30
                                     ------------------       -----------------
                                       1996      1995            1996     1995
                                     --------   -------       --------  -------
                                              (Dollars in thousands)
Net revenue (a)                      $ 19,177  $26,259        $ 68,890  $76,333

Operating Income (loss)(a)(b)          (5,070)   2,412          (1,986)   7,469

____________________
(a) Includes charges in 1996 amounts of $4.3 million for items discussed at
    Note 2.
(b) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.

In conjunction with the disposition plan of these hospitals and the Company's adoption of SFAS No. 121, in the third quarter of 1996, the Company recorded an after-tax impairment charge of $ 7.9 million, or $(0.19) and $(0.23) per share, for the three and nine months ended September 30, 1996, respectively, to reduce the net assets of these facilities to their estimated fair value. The estimated impairment loss may be subject to further adjustments following completion of valuations by independent appraisers and ultimate disposition of the hospitals. In the opinion of management, there were no other events or circumstances which warrant impairment assessment for the Company's other assets.

Note 6. Acquisitions / Closures / Merger Costs

On August 16, 1996, the Company acquired Champion, through the merger of a wholly owned subsidiary of the Company with and into Champion. The Company issued approximately 19.7 million shares of its common stock in exchange for all of the issued and outstanding shares of Champion's common stock and preferred stock, and assumed all of Champion's outstanding liabilities totaling approximately $236.2 million. Additionally, outstanding options, subscription rights, warrants and convertible notes to acquire Champion's common stock were converted to similar rights to acquire approximately 1.9 million shares of the Company's common stock. The total purchase price, including all costs associated with the transaction and liabilities assumed, was approximately $399.8 million. The Merger was accounted for using the purchase method of accounting. The Company has allocated the purchase price to the estimated fair value of the assets acquired and liabilities assumed. The excess of purchase price over the net assets acquired of approximately $83.0 million has been recorded as goodwill and is being amortized over an estimated composite useful life of 25 years. The purchase price allocation is preliminary, and management is presently evaluating fair values assigned to assets acquired and liabilities assumed. Management is awaiting appraisals from third party consultants on values assigned to fixed assets and certain intangible assets.

The Company incurred approximately $63.2 million in Merger-related costs, of which $46.8 million was expensed in the quarter ended September 30, 1996 and $16.4 million was capitalized as part of the purchase price of Champion.

On May 17, 1996, the Company acquired the 125-bed PHC Salt Lake Regional Hospital (the "PHC Hospital") in Salt Lake City, Utah, including certain current assets, for approximately $71.0 million. The Company financed the acquisition with amounts borrowed under the then existing Credit Facility. The Company recorded goodwill of $16.0 million, which is being amortized on a straight line basis over an estimated useful life of 20 years.

On May 17, 1996, the Company acquired the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 120-bed Davis Hospital and Medical Center in Laydon, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from Columbia/HCA Healthcare Corporation ("Columbia")(the "Columbia Hospitals"). In exchange, Columbia received the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas (the "Exchanged Hospitals")and $38.5 million in cash, net of a working capital differential, which is subject to final agreement of the parties. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of the Columbia Hospitals was accounted for as a purchase transaction. The Company financed the cash portion of the acquisition from borrowings under the then existing Credit Facility. The Company recorded goodwill of $12.3 million, which is being amortized on a straight line basis over an estimated useful life of 20 years.

On March 15, 1996, the Company closed Desert Palms Community Hospital, an acute care hospital located in Palmdale, California.

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995, assume that the following transactions were consummated on January 1, 1995: (i) the acquisition of Champion (ii) the acquisition and disposition of the Columbia Hospitals and the Exchanged Hospitals, (iii) the completion of a public debt offering and the redemption of the $75 million Senior Subordinated Notes (see Note 7) and (iv) the completion of an equity offering (see Note 8). In addition, the operating results of the five psychiatric hospitals (see Note 4), have been restated for all periods presented to reflect as a loss from operations of discontinued operations. PHC Hospital has not been included in the pro formas because the predecessor owner operated the hospital as a captive cost center; accordingly, the inclusion of its historical operations would not be meaningful. The pro forma financial information does not reflect nonrecurring expenses of $46.8 million related to the Merger. It does not purport to be indicative of the results that would have been attained had the transactions described above occurred on January 1, 1995.

                                                   Nine months ended
                                                     September 30
                                                   ------------------
                                                     1996(a)      1995
                                                   --------   -------
                                                   (Dollars in thousands,
                                                   except per share data)
            Net revenue                             $551,433  $417,845
                                                    ========  ========

            Income(loss) from continuing operations  $(8,477)   $4,718
            Income(loss) from discontinued
               operations, net                       (36,798)    1,362
                                                    --------   -------
            Income (loss)
               before extraordinary losses           (45,275)    6,080
            Extraordinary losses, net                 (4,557)        -
                                                    --------   -------
            Net income (loss)                       $(49,832)   $6,080
                                                    ========= ========
            Income (loss) per common share:
               Continuing operations                  $(0.15)    $0.08
               Discontinued operations                 (0.68)     0.02
               Extraordinary losses                    (0.08)        -
                                                    --------    ------
            Net income (loss) per common share        $(0.91)    $0.10
                                                    ========= ========
            Weighted average common and common
               equivalent shares outstanding          54,813    57,981
-------------------

(a) Results for the nine months ended September 30, 1996, include, among others, after-tax impairment charge of $7.9 million and adjustments to increase after-tax loss from continuing operations by $10.4 million and from discontinued operations by $8.8 million (see Note 2).

Note 7 - Long Term Debt

Credit Facility

On August 16, 1996, the Company entered into a new $400.0 million Reduced Revolving Credit Facility (the "Credit Facility"), which provides for a $400.0 million five-year reducing revolving line of credit. The Credit Facility is available for (i) general corporate purposes, including funding working capital needs, acquisitions and capital expenditures, (ii) issuance of letters of credit up to $40.0 million, (iii) refinancing of existing indebtedness including the previous $230.0 million revolving line of credit and (iv) funding of Merger expenses. The Credit Facility is subject to mandatory reductions of $50.0 million on August 15, 1999 and an additional $50.0 million on August 15, 2000. Borrowings under the Credit Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from .875% to 2.0% or (ii) the prime rate plus a margin ranging from zero to .75%. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the Credit Facility. Letters of credit issued under the Credit Facility require annual fees ranging from .875% to 2.0% of the outstanding amount of the letters of credit.

The Company recognized an extraordinary loss for the write-off of deferred loan costs relating to the previous line of credit of $1.0 million (net of income tax benefit of $.7 million).

As of September 30, 1996, the Company had outstanding borrowings of $141.0 million and outstanding letters of credit of $9.7 million under the Credit Facility. The Credit Facility is secured by a first priority interest in the capital stock of substantially all of the Company's present and future subsidiaries and upstream guarantees of these subsidiaries.

Senior Subordinated Notes

On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes (the "Notes"). Of the $315.3 million net proceeds received from the offering, $81.6 million was used to repay the 9.875% Senior Subordinated Notes, including $3.9 million in tender and consent fees, $172.6 million to repay certain Champion existing debt assumed upon the consummation of the merger, and the remaining $61.1 million to repay amounts outstanding under the Company's previous revolving line of credit. The Company recognized an extraordinary loss for the tender and consent fees and the write off of deferred financing costs relating to the 9.875% Senior Subordinated Notes of $3.6 million (net of income tax benefit of $2.5 million).

The Notes are general unsecured senior subordinated obligations of the Company and will mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001.


Other Debt

Pursuant to the terms of the Merger, the Company assumed approximately $179.1 million of Champion existing indebtedness, of which $172.6 million was repaid on August 16, 1996, using net proceeds from the Notes offering. The remaining assumed liabilities consisted primarily of capital lease obligations and miscellaneous notes payable. Pursuant to an agreement in conjunction with the Merger, Dr. Manfred G. Krukemeyer, the Company's Chairman of the Board, received a $7.2 million 6.51% subordinated note from the Company. The note provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years.

The terms of the various debt agreements include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding interest coverage and leverage. As of September 30, 1996, the Company was in compliance with all covenants contained within its debt agreements.

Note 8 - Stockholders' Equity

Pursuant to the Amended and Restated Articles of Incorporation adopted on August 13, 1996, the Company has 150.0 million authorized shares of common stock no stated value per share. Each share is entitled to one vote and does not have any cumulative voting rights. The Company is also authorized to issue
25.0 million shares of preferred stock at $.01 par value per share, which may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of common stock.

In connection with the adoption of a Shareholder Protection Rights Agreement on August 16, 1996, the Company designated 1.5 million of its 25.0 million authorized preferred shares as Participating Preferred Stock ("Preferred Share") and paid a dividend of one Preferred Share purchase right ("Right") for each outstanding share of the Company's common stock to stockholders of record as of August 15, 1996. Similar rights will be issued in respect of common stock subsequently issued. Each Preferred Share will be entitled to an aggregate quarterly dividend equal to the greater of 25% of each Right's exercise price or 100 times the quarterly dividend declared on the Company's common stock. In the event of liquidation, the holder of each Preferred Share will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. Each Preferred Share will have 100 votes, voting together with the common stock. No Preferred Shares are currently outstanding. Each Right entitles the registered holder to purchase from the Company, one one-hundredth of a Preferred Share at a price of $42.50, subject to adjustment. The Rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's outstanding shares of common stock (i.e. becomes an "Acquiring Person" as defined in the related Rights Agreement). The Rights, which expire on August 16, 2006, are redeemable in whole, but not in part, at the Company's option at any time prior to such time as any person or group becomes an Acquiring Person, at a price of $.01 per Right.

In connection with the Merger, in August 1996, all 450 outstanding shares of the Company's common stock, which were solely owned by Dr. Krukemeyer, were split into an aggregate of 29.8 million shares as a result of a 66,159.426-for-one stock split. Upon the consummation of the Merger, each share of Champion common and preferred stock was exchanged for one and two shares of the Company's common stock, respectively. Accordingly, the Company issued 19.7 million shares of its common stock in connection with such exchange. On August 16, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "PLS."

Prior to the Merger, the Company declared a dividend of $21.2 million, which was paid on August 30, 1996 to its former sole shareholder, Dr. Krukemeyer. After receipt of the dividend and pursuant to a related agreement, Dr. Krukemeyer paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, Dr. Krukemeyer loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (see Note 7) .

On August 16, 1996, the Company completed a sale of 5.2 million shares of its common stock at $8.50 per share. Net proceeds of $40.1 million were used along with proceeds from the Notes offering (see Note 7) to repay existing and acquired indebtedness as well as pay for Merger related costs (see Note 6).

On July 15, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan") to provide stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock, to key employees, consultants and advisors. A total of 8.7 million shares has been reserved for issuance under the Incentive Plan. Pursuant to the termination of the Company's Phantom Equity Long-Term Incentive Plan in connection with the Merger, options to purchase 1.6 million shares of the Company's common stock at an exercise price of $.01 per share ("Value Options") were granted to certain directors and officers of the Company in addition to aggregated cash payments of $20.5 million, which if combined, approximated the accrued value of the canceled phantom stock appreciation rights and/or preferred stock units thereunder. Additionally, pursuant to the various employment agreements, Value Options to purchase 1.2 million shares and options to purchase 2.8 million shares of the Company's common stock at an exercise price of $8.50 per share were granted to certain senior executive officers. The Company recognized merger expenses totaling $36.9 million related to the cancellation of the Phantom Equity Long-Term Incentive Plan and the issuance of certain Value Options.

In connection with the Merger, the Company also assumed and converted all Champion outstanding options, subscription rights, warrants and convertible notes to similar rights to acquire approximately 1.9 million shares of the Company's common stock, of which none is available for reissuance once canceled.


Note 9 - Supplemental Executive Retirement Plan ("SERP")

As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. The Company recognized Merger expenses of $5.1 million related to the vesting of such benefits. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. The Company capitalized approximately $1.9 million of such non-cash charges as part of the purchase price of Champion.

Note 10 - Contingencies

The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation. Due to the recent nature of such litigation, management is unable to determine the ultimate outcome of such lawsuits.

The Company maintains insurance policies related to Directors and Officers liability which it believes to be adequate.

The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. The Company believes that its insurance and loss reserves are adequate to cover potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations or cash flows.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Result of Operations

Paracelsus has made numerous acquisitions and divestitures during the three and nine months ended September 30, 1996. Accordingly, the Company's portfolio of operating hospitals during 1996 is substantively different from that which the Company operated during the three and nine months ended September 30, 1995. To more fully understand the comparability of the results of operations, management has included a discussion of same hospital results.

Same hospitals as used in the following discussion consisted of hospitals owned throughout both quarters and nine months ended September 30, 1996 and 1995. "Same hospitals" exclude (i) Bellwood Health Center, Womans Hospital and Desert Palms Community Hospital which were closed or disposed in April 1995, September 1995 and March 1996, respectively, (ii) PHC Salt Lake Hospital which was acquired in May 1996, (iii) the "Exchanged Hospitals" and the "Columbia Hospitals" which were part of the exchange transaction completed in May 1996 and (iv) the Champion hospitals acquired in August 1996 pursuant to the Merger. Operating results of the Company's five psychiatric hospitals, including two of which were acquired through the Merger with Champion, for the periods prior to September 30, 1996 have been reclassified and presented under the caption " Discontinued Operations - Loss from operations of psychiatric hospitals" in the Consolidated Statements of Income.

Quarter ended September 30, 1996
Compared with Quarter ended September 30, 1995

Net revenue for the three months ended September 30, 1996 was $ 109.9 million, a decrease of $1.2 million , or 1.1%, from $111.1 million for the same period of 1995. The $1.2 million decrease was primarily attributable to (i) an adjustment of $23.6 million to amounts due from government programs (see Note
2), offset by (ii) an increase of $20.3 million contributed by hospitals acquired since October 1995, net of disposed hospitals and (iii) an increase of $2.1 million from "same hospitals." The $2.1 million increase in "same hospital" net revenue was attributable to an increase of $5.0 million, or 9.1%, at hospitals located outside of the LA metro area, offset by a decrease of $2.9 million, or 11.1%, at hospitals located inside the LA metro area (the "LA metro hospitals"). The $5.0 million increase was due primarily to an increase in services offered, physician relationship development efforts, addition of new physicians through recruitment, acquisition of physician practices and clinics and an increase in home health agency business. The $2.9 million decrease was due mainly to the continued decline in net revenue as as result of a change in payer mix from private insurance to managed care and Medicare/Medicaid and a change in acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 91.5% in 1995 to 106.1% in 1996 and operating margin decreased from 8.5% to a negative margin of 6.1%. Excluding the adjustments in 1996 described at Note 2, operating margin was 8.6% in 1996, compared to 8.5% in 1995. "Same hospital" operating margin decreased from 15.6% in 1995 to 13.8% in 1996, primarily as a result of lower margins associated with the LA metro hospitals.

Depreciation and amortization increased to $7.4 million in 1996 from $4.1 million for the same period of 1995. Of the $3.3 million increase, $2.4 million was attributable to the facilities acquired, net of those that were sold since October 1995, and the remaining increase of $.9 million from purchases of medical equipment, facility improvements, purchase of physician practices and clinics.

Interest expense increased $5.2 million over the same period of 1995, primarily due an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption of the $75.0 million 9.875% Senior Subordinated Notes.

Loss from operations of the discontinued psychiatric hospitals for the three months ended September 30, 1996 was $10.4 million, compared to $.2 million for the same period in 1995. The $10.2 million increase in loss was attributable to
(i) the deterioration in operating conditions at the psychiatric hospitals attributable to collection problems and a shift from inpatient business to less profitable outpatient business (ii) the closure of the inpatient unit at the Buena Park facility in July 1996 and (iii) an after-tax charge of $8.8 million in September 1996 relating to amounts due from third party intermediaries and the write off of certain uncollectible accounts (see Note 2).

Net loss for the three months ended September 30, 1996 was $80.1 million, or $(1.89) per share, compared to net income of $3.3 million, or $0.11 per share, for the same period in 1995. Included in 1996 income from continuing operations before income taxes, net income and net income per share were net aggregate adjustments (see Note 2) and nonrecurring charges of $77.7 million, $75.7 million and $(1.79) per share, respectively. Included in 1995 income from continuing operations before income taxes, net income and net income per share were net aggregate nonrecurring gains of $4.8 million, $2.7 million and $0.09 per share, respectively. Aggregate adjustments and nonrecurring gains (charges) for the three months ended September 30, 1995 and 1996 were comprised of the following items (in thousands, except per share amounts):

                                         Three months ended September 30,
                          ------------------------------------------------------------
                                        1996                     1995
                          --------------------------- --------------------------------
                          Pre-Tax   Net Income    EPS     Pre-Tax  Net Income     EPS
                          -------   ----------  -------   -------  ----------    -----
Significant
 adjustments on
 continuing operations
 (see Note 2)            $(17,566)  $(10,364)   $(0.25)   $    -    $     -    $     -
Impairment charge         (13,349)    (7,876)    (0.19)        -          -          -
Merger costs              (46,818)   (27,623)    (0.65)        -          -          -
Unusual charges                 -          -         -    (4,177)    (2,464)     (0.08)
Gain from sale of
 a hospital                     -          -         -     9,026      5,325       0.18
Discontinued operations         -    (25,321)    (0.60)        -       (170)     (0.01)
Extraordinary losses            -     (4,557)    (0.10)        -          -        -
                         --------   --------    ------    ------    -------    -------
Total impact of
 significant
 adjustments and
 nonrecurring items      $(77,733)  $(75,741)   $(1.79)   $4,849    $ 2,691    $  0.09
                         --------   --------    ------    ------    -------    -------

Nine Months ended September 30, 1996
Compared with Nine Months ended September 30, 1995

Net revenue for the nine months ended September 30, 1996 was $350.2 million, an increase of $17.3 million, or 5.2%, from $ 332.8 million for the same period of 1995. The $17.3 million increase was primarily attributable to (i) an increase of $24.6 million contributed by hospitals acquired since October 1995, net of disposed hospitals and (ii) an increase of $16.3 million from "same hospital", offset by (iii) an adjustment of $23.6 million to amounts due from government programs (see Note 2). The $16.3 million increase in "same hospital" net revenue was attributable to an increase of $20.7 million, or 12.5%, at hospitals located outside of the LA metro area, offset by a decrease of $4.4 million, or 5.7%, at the LA metro hospitals. The $20.7 million increase was due primarily to an increase in services offered, physician relationship development efforts, addition of new physicians through recruitment, acquisition of physician practices and clinics and an increase in home health agency business. The $4.4 million decrease was due mainly to a continued decline in net revenue as a result of a change in payer mix from private insurance to managed care and Medicare/Medicaid and change in acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 89.2% in 1995 to 93.6% in 1996 and operating margin decreased from 10.8% to 6.4%. Excluding the adjustments in 1996 described at Note 2, operating margin was 10.7%, compared to 10.8% in 1995. "Same hospital" operating margin decreased slightly from 15.9% in 1995 to 15.7% in 1996, primarily as a result of an increase in provision for bad debts and the deterioration of operating margins at the LA metro hospitals during the nine-month period.

Depreciation and amortization increased to $15.5 million in 1996 from $12.1 million for the same period of 1995. Of the $3.4 million increase, $ 2.7 million was attributable to the facilities acquired, net of those that were disposed since October 1995, and the remaining increase of $.7 million from purchases of medical equipment, facility improvements, purchase of physician practices and clinics.

Interest expense increased $ 6.4 million over the same period of 1995, primarily due an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption of the $75.0 million 9.875% Senior Subordinated Notes.

Loss from operations of the discontinued psychiatric hospitals for the nine months ended September 30, 1996 was $21.9 million, compared to net income of $1.4 million for the same period in 1995. The $23.3 million decrease was attributable to (i) a deterioration in operating conditions at the psychiatric hospitals during the nine-month period, attributable to accounts receivable collection problems and a shift from inpatient business to less profitable outpatient business, (ii) an after-tax charge of $8.8 million in September 1996 relating to amounts due from third party intermediaries and the write off of certain uncollectible accounts (see Note 2) and (iii) an after-tax charge of $11.8 million relating to a lawsuit settled in March 1996 (see Note 4).

Net loss for the nine months ended September 30, 1996 was $86.9 million, or $(2.56) per share, compared to net income of $10.5 million, or $0.35 per share, for the same period of 1995. Included in 1996 income from continuing operations before income taxes, net income and net income per share were net aggregate adjustments (see Note 2) and nonrecurring charges of $80.2 million, $88.7 million and $2.61 per share, respectively. Included in 1995 income from continuing operations before income taxes, net income and net income per share were net aggregate nonrecurring gains of $4.8 million, $4.2 million and $0.14 per share, respectively. Aggregate adjustments and nonrecurring gains (charges) for the nine months ended September 30, 1995 and 1996 were comprised of the following items (in thousands, except per share amounts):

                                      Nine months ended September 30,
                       ---------------------------------------------------------
                                     1996                     1995
                       --------------------------- -----------------------------
                       Pre-Tax  Net Income   EPS     Pre-Tax   Net Income   EPS
                       -------  ----------  -----   ---------  ----------  -----
Significant
 adjustments on
 continuing operations
 (see Note 2)          $(17,566) $(10,364)  $(0.31)  $     -   $       -  $    -
Impairment charge       (13,349)   (7,876)   (0.23)        -           -       -
Merger costs            (46,818)  (27,623)   (0.81)        -           -       -
Unusual charges          (2,438)   (1,438)   (0.04)   (4,177)     (2,464)  (0.08)
Gain from sale
 of a hospital                -         -        -     9,026       5,325    0.18
Discontinued
 operations                   -   (36,798)   (1.08)        -       1,362    0.04
Extraordinary losses          -    (4,557)   (0.14)        -           -       -
                       --------  --------   ------   -------   ---------  ------
Total impact of
 significant
 adjustments and
 nonrecurring items    $(80,171)  (88,656)  $(2.61)  $ 4,849   $   4,223  $ 0.14
                       ========  ========   ======   =======   =========  ======

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 1996 was $30.2 million, compared to net cash provided by operating activities of $18.2 million for the same period of 1995. The $30.2 million decrease in cash was mainly attributable to cash used during 1996 to pay for Merger-related costs and settlement of certain lawsuits. Net cash used in investing activities increased $126.1 million to $132.5 million from $6.4 million during 1995, primarily from an increase in use of cash to finance acquisition of hospitals. Net cash provided by financing activities during 1996 was $172.8 million, compared to net cash used in financing activities of $10.8 million during 1995. The $183.6 million increase during 1996 was due to the issuance of the $325.0 million Notes, the issuance of the 5.2 million shares of the Company's common stock and net incremental borrowings under the Credit Facility, net of amounts used therefrom to repay the $75.0 million 9.875% Senior Subordinated Notes, certain indebtedness assumed from the purchase of Champion and amounts outstanding under the previous $230.0 million revolving line of credit.

Net working capital was $121.5 million, an increase of $42.5 million from $79.0 million at December 31, 1995. The increase was mainly attributable to an increase in current portion of deferred income taxes and a reclassification to current assets of property and equipment and other long term assets relating to the LA metro hospitals which are being held for sale. The Company's long-term debt as a percentage of total capitalization was 70.7% at September 30, 1996, compared to 54.9% at December 31, 1995. The increase was primarily attributable to the issuance of the $325.0 million Notes, net incremental borrowings under the Credit Facility and a reduction in retained earnings for a net loss and dividend paid during 1996. Such increase was offset by the issuance of 19.7 million shares of the Company's common stock related to the Champion acquisition, the equity offering of 5.2 million shares of the Company's common stock and the repayment of certain indebtedness using the proceeds from the above financing activities.

On August 16, 1996, the Company entered into a new Credit Agreement which provides for a revolving line of credit in the amount of $400.0 million. The Credit Facility is available for working capital purposes, to finance capital expenditures, to fund acquisitions and for the issuance of letters of credit. As of September 30, 1996, the Company had $249.3 million available under its Credit Facility.

The Company anticipates that internally generated cash flows from earnings, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program and borrowings under its Credit Facility will be sufficient to fund future acquisitions, capital expenditures and working capital requirements through fiscal year 1997. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements.

Disposition of the psychiatric hospitals

In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its five psychiatric hospitals.
This disposition will enable the Company to remain focused on operating its acute care hospitals. The Company experienced deterioration in operating conditions at its three psychiatric hospitals located in the LA metro area during the nine months ended September 30, 1996. Such deterioration was caused, generally, as a result of insurance companies becoming more stringent in their payments to service providers of psychiatric care, and particularly, as a result of the dispute and settlement of the Aetna lawsuits. Additionally, managed care organizations recently have increased their requirement that members receive care on a less costly outpatient basis. Management expects that the deterioration of the psychiatric hospital business will continue although at a slower pace through the foreseeable future.

To curtail further losses, the Company closed the inpatient unit at its Buena Park facility in July 1996 and may close other facilities. The Company recorded in September 1996 an estimated disposal loss of $14.9 million related to these facilities, including operating losses during the phase out period. It expects to complete the disposition of its psychiatric hospitals by September 30, 1997.

Disposition of other LA metro hospitals

In September 1996, the Company adopted a plan to dispose of certain of its remaining hospitals in the LA metro area. This disposition will allow the Company to exit a market that (i) is highly competitive and increasingly penetrated by managed care organizations and (ii) does not conform to the Company's business plan.

Included in the Company's net income for the quarter and nine months ended September 30, 1996 was a loss of $3.9 million and $3.6 million, or $(0.09) and $(0.11) per share, respectively, associated with the LA metro hospitals, caused primarily by a change in payer mix from private insurance to managed care and Medicare/Medicaid and change in acuity level. Loss for each respective period included after-tax charges of $2.5 million for a change in the amounts due from government programs.

In conjunction with the disposition of these hospitals, the Company will reevaluate by December 31, 1996, the realizability of the net book value of these operations based on final third party appraisals.

Stockholders' litigations and Special Committee's investigation

The Company is a party to pending litigations in connection with several stockholder related matters. Because these lawsuits are in their initial stages, the Company cannot predict these outcome or the length of time it will take to resolve these litigations. The Company maintains Directors and Officers liability insurance in amounts it believes to be adequate.

The Board of Directors has appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for quarterly periods before the quarter ending September 30, 1996. As of the date of filing this report, such inquiry has not been completed. Accordingly, depending on the results of the Special Committee inquiry, the Quarterly Report on Form 10-Q hereby filed and other previously filed reports may have to be amended to reflect adjustments and items reported in the current financial period that may need to be reclassified or attributed to earlier periods. Such adjustments or reclassfications may involve amounts currently recorded as contractual allowance, which might require additional provision for bad debts or receivable adjustments.

Regulatory Matters

Healthcare reform legislation has been proposed at both federal and state levels. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's future revenues or liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STOCKHOLDERS' LITIGATION

On April 17, 1996, the Company and Champion were served with a lawsuit filed in the Court of Chancery of the State of Delaware in and for New Castle County by a Champion stockholder against certain directors and officers of Champion, Champion and the Company. This lawsuit, which among other things seeks class certification, alleges that the Merger and the consideration to be paid to Champion's stockholders are unfair and grossly inadequate and that the named defendants have violated their fiduciary duties to Champion and the stockholders of Champion. In this action, the plaintiff seeks to rescind the Merger transaction or award Champion stockholders rescissory damages, plus costs and attorneys' fees. The Company disputes the factual and legal premises upon which the plaintiff's lawsuit is based and denies that the plaintiff is entitled to any recovery on her claim. Because the lawsuit is in the initial stages, the Company cannot predict the outcome of this litigation, the length of time it will take to resolve this litigation or the effect of any such outcome on the Company's financial condition or results of operations.

Since October 11, 1996, six complaints have been filed against the Company, of which four have been served, by current or former stockholders of the Company, allegedly on behalf of all persons who received the Company's common stock through the Merger with Champion and who purchased common stock or a portion of the Notes between August 13, 1996 and October 9, 1996. Two of these complaints were filed in the Superior Court of the State of California, County of Los Angeles, one in the District Court of Harris County, Texas and two in the United States District Court for the Southern District of Texas, Houston Division. The named defendants in these lawsuits are the Company and certain current and former officers and directors of the Company.

In these lawsuits, the plaintiffs have alleged violations of federal, California and Texas securities laws . In this connection, the plaintiffs alleged that during the class period, the named defendants disseminated materially misleading statements and omitted disclosing material facts about the Company and its business, specifically in the reporting and disclosure of reserves, bad debt expenses, collection expenses and facility closure costs and that the price of the Company's common stock was artificially inflated. The plaintiffs also alleged that the named defendants failed to make a reasonable investigation and did not possess reasonable grounds for the belief that the statements contained in the various Registration Statements and Prospectuses filed during the class period were true, or that there was an omission of material facts necessary to make the statements contained therein not misleading. The plaintiffs seek damages in an unspecified amount and extraordinary, equitable or injunctive relief, plus costs and attorneys' fees. The Company is carefully considering the allegations made in these lawsuits and intends to respond to them at the appropriate time.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 (a) Amended and Restated Agreement and Plan of Merger dated as of May 29, 1996, by and among Paracelsus, Champion and PC Merger Sub. Inc.
3.4       Amended and Restated Articles of Incorporation of Paracelsus.
3.5       Amended and Restated Bylaws of Paracelsus.
4.1 Indenture, dated August 16, 1996 between Paracelsus and AmSouth Bank of Alabama, as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due 2006).
4.2 (b) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights Agent.
4.5 (c) Form of Warrant issued pursuant to Champion Series E Note Purchase Agreement, dated May 1, 1995, as amended.
4.6 (d) Form of Warrant issued pursuant to Champion Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended.
4.9       Certificate representing Common Stock.
10.1 $400 Million Reducing Revolving Credit Facility, dated as of August 16, 1996, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein.
10.16 (e) The Restated Paracelsus Healthcare Corporation Supplemental Executive Retirement Plan.
10.17     Amendment No. 1 to the Supplemental Executive Retirement Plan.
10.28 (f) Amended and Restated Partnership Agreement of Dakota/Champion Partnership dated December 21, 1994.
10.29 (f) Operating Agreement between Dakota/Champion Partnership and
          Champion, dated December 21, 1994.
10.34     License Agreement between Dr. Manfred George Krukemeyer and
          Paracelsus.
10.36     Registration Rights Agreement between Paracelsus and Park Hospital
          GmbH.
10.37 Voting Agreement between Park Hospital GmbH and Messrs. Miller and VanDevender.
10.38     Services Agreement between Paracelsus and Dr. Manfred George
          Krukemeyer.
10.39     Insurance Agreement between Paracelsus and Dr. Manfred George
          Krukemeyer.
10.40     Non-Compete Agreement between Paracelsus and Dr. Manfred George
          Krukemeyer.

10.41     Shareholder Agreement between Paracelsus and Park Hospital GmbH, as guaranteed by Dr. Manfred George Krukemeyer.
10.42     Dividend and Note Agreement between Paracelsus and Park Hospital GmbH.
10.43     Employment Agreement between Charles R. Miller and Paracelsus including the Management Rights Agreement.
10.44     Employment Agreement between R.J. Messenger and Paracelsus, including the Management Rights Agreement.
10.45     Employment Agreement between James G. VanDevender and Paracelsus.
10.46     Employment Agreement between Ronald R. Patterson and Paracelsus.
10.47     Employment Agreement between Robert C. Joyner and Paracelsus.
10.48     Paracelsus 1996 Stock Incentive Plan.
10.49     Paracelsus Healthcare Corporation Executive Officer Performance Bonus
          Plan.
10.50     First Refusal Agreement among Park Hospital GmbH, Dr. Manfred George
          Krukemeyer and Messrs. Messenger, Miller, VanDevender and Patterson.
10.54     Registration Rights Agreement among Paracelsus and certain Champion
          Investors.
10.56     Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.
10.64     Paracelsus' 6.51% Subordinated Notes Due 2006.
11.1      Statement regarding computation of per share earnings of Paracelsus
27        Financial Data Schedule.

--------------------------
(a) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated May 29, 1996.
(b) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form 8-A, filed on August 12, 1996.
(c) Incorporated by reference from Exhibit 10.23(g) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.
(d) Incorporated by reference from Exhibit 10.23(f) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.
(e) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form S-4, Registration No. 333-8521.
(f) Incorporated by reference from Exhibit 10 to Champion's Current Report on Form 8-K, dated December 21, 1994.


(b) Reports on Form 8-K

    - The Company filed on September 13, 1996 a Current Report on Form 8-K, dated September 12, 1996, reporting pursuant to Item 8 thereof, that the Company had elected to change its fiscal year end from September 30 to December 31.

    - The Company filed on August 30, 1996 a Current Report on Form 8-K, dated August 16, 1996, reporting pursuant to Items 2, 5, and 7 thereof, the acquisition through merger of Champion, the completion of a public equity offering of 5.2 million shares (including 600,000 over-allotted shares ) of the Company's common stock at $8.50 per share and the completion of a public debt offering of $325.0 million of the Company's 10% Senior Subordinated Notes due 2006. In addition, the Company completed a tender offer to purchase all of the outstanding $75.0 million 9.875% Senior Subordinated Notes. Champion financial statements for the three years ended December 31, 1995 were incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 333-8521), with financial statements for period ending through June 30, 1996 filed therein.

    - The Company filed on August 21, 1996 a Current Report on Form 8-K, dated August 14, 1996, reporting pursuant to Item 5 thereof, the declaration of a dividend of one right for each outstanding share of the Company's common stock, no stated value per share, held of record at the close of business on August 15, 1996, payable on August 16, 1996.

    - The Company filed on July 24, 1996 an Amendment No. 1 on Form 8-K/A to a Current Report on Form 8-K, dated May 17, 1996, reporting pursuant to
      Item 7 thereof, the historical financial statements for Davis Hospital and Medical Center, Pioneer Valley Hospital and Santa Rosa Medical Center and the Company's pro forma financial statements for the period through March 31, 1996.

    - The Company filed on July 24, 1996 a Current Report on Form 8-K, dated May 29, 1996, reporting pursuant to Item 5 thereof, the Amended and Restated Agreement and Plan of Merger, which amended and restated the Agreement and Plan of Merger, dated April 12, 1996, among the Company, Champion and Merger Sub.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Paracelsus Healthcare Corporation

                                        (Registrant)


                                  /s/ JAMES G. VANDEVENDER
Dated: November 19, 1996        By: ____________________________
                                       James G. VanDevender
                                      Executive Vice President,
                                      Chief Financial Officer
                                      & Director