Form 10-K
period 1996-12-31
PARACELSUS HEALTHCARE CORP
filed 1997-04-15
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

                 515 W. Greens Road, Suite 800, Houston, Texas
                    (Address of principal executive offices)

                                     77067
                                   (Zip Code)

                                 (281) 774-5100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no stated value                  New York Stock Exchange
-----------------------------                  -----------------------
      (Title of Class)               (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes[X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 31, 1997 was 54,813,417. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 31, 1997 was $69,207,156*.

Part III of this Report is incorporated by reference from the Company's Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 28, 1997, which will be filed with the Commission no later than April 30, 1997.

* Excludes 32,667,127 shares deemed to be held by directors and officers, and stockholders whose ownership exceeds ten percent of the shares of Common Stock outstanding at March 31, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                       PARACELSUS HEALTHCARE CORPORATION
                            FORM 10-K ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS




                                                                                                                 PAGE
                                                                                                              REFERENCE
                                                                                                              FORM 10-K
                                                                                                              ---------
PRELIMINARY STATEMENT
---------------------
Part I
            Item 1.   Business                                                                                 1
            Item 2.   Properties                                                                              15
            Item 3.   Legal Proceedings                                                                       17
            Item 4.   Submission of Matters to a Vote of Security Holders                                     18
Part II
            Item 5.   Market for the Registrant's Common Equity and Related
                      Stockholder Matters                                                                     19
            Item 6.   Selected Financial Data                                                                 20
            Item 7.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                     21
            Item 8.   Financial Statements and Supplementary Data
            Item 9.   Changes In and Disagreements with Accountants on                                        31
                      Accounting and Financial Disclosure
Part III
           Item 10.   Directors and Executive Officers of the Registrant                                      62
           Item 11.   Executive Compensation                                                                  62
           Item 12.   Security Ownership of Certain Beneficial Owners and
                      Management                                                                              62
           Item 13.   Certain Relationships and Related Transactions                                          62
Part IV
           Item 14.   Exhibits, Financial Statement Schedule and Reports on
                      Form 8-K                                                                                62

PRELIMINARY STATEMENT

  In September 1996, the Company changed its fiscal year end from September 30 to December 31. The Company has elected to present all financial information for periods prior to 1996 on a calendar year basis in its 1996 Annual Report on Form 10-K.

  In October 1996, the Board of Directors appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996. As a result of the inquiry, the Company restated its financial information for periods commencing with January 1, 1992 through the nine months ended September 30, 1996, as recast to a calendar year basis. Adjustments and reclassifications were necessary to correct errors and irregularities relating to (i) receivables due from Medicare and other government programs (ii) use of corporate reserves, (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area and (iv) deferral of facility closure costs which only affected the 1996 quarterly information (collectively, the "restatement entries").

  To show the impact of the restatement entries with respect to previously reported amounts, giving effect to the change in fiscal year end, the Company has provided (i) a description of the restatement entries and a reconciliation of historical results for the fiscal years ended September 30, 1995 and 1994, as previously reported in the filed annual reports on Form 10-K, to the restated results for such fiscal years as well as adjustments to quarterly periods to arrive at results for the years ended December 31, 1995 and 1994 as reflected in this 1996 report on Form 10-K (see Item 8 - Note 2),(ii) a reconciliation of the restated unaudited quarterly amounts for each of the quarters in the years ended December 31, 1996 and 1995 to previously reported amounts in the filed quarterly reports on Form 10-Q (see Item 8 - Note 19),
(iii) appropriate footnote disclosures for the impact of the restatement entries on selected operating and balance sheet data for the five-year period ending December 31, 1996 (see Item 6) and (iv) a discussion of the restated operating results in Management's Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

  The Company intends to file shortly after the filing of this report, amended quarterly reports on Form 10-Q/A for each of the first three quarters in 1996 and the transition period ending December 31, 1995, restating the condensed financial statements previously reported and filed with the Securities and Exchange Commission.

  Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; the outcome of negotiations with the Company's Senior Lenders; any effects of the disclosures in this Form 10-K on the Company's business relationships; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Paracelsus Healthcare Corporation, a California corporation ("PHC"), was incorporated in November 1980. PHC, either directly or through its subsidiaries (collectively, the "Company" or the "Registrant"), owns and operates acute care and related healthcare businesses in selected markets. The Company's hospitals offer a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis. In addition, certain hospitals and their related facilities offer rehabilitative medicine, psychiatric, home health and skilled nursing care. As of December 31, 1996, the Company operated 31 hospitals in 11 states, including 25 acute care hospitals with 2,746 licensed beds, five psychiatric hospitals with 437 licensed beds and a rehabilitation hospital with 60 licensed beds. Of the 31 hospitals operated, 24 are owned, including two through a 50% owned partnership interest known as Dakota Heartland Health Systems ("DHHS"), and seven are leased. The Company also operates four skilled nursing facilities with a total of 232 licensed beds in California, of which one is leased.

   In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its six psychiatric hospitals, one of which was previously closed in April 1995. It also adopted a plan to exit the Los Angeles metropolitan ("LA metro") market principally through the disposition of the under performing hospitals in that area, including one that was previously closed in March 1996. The disposition of these hospitals will enable the Company to remain focused on operating its acute care hospitals and to exit a market heavily penetrated by managed care organizations where it is not a preeminent provider of healthcare services. In March 1997, the Company signed a definitive agreement, subject to a financing contingency, to sell the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1997. There can be no assurance that the Company will be able to sell any or all of such hospitals. After such dispositions, the Company will operate 21 hospitals with 2,392 licensed beds in nine states.


RECENT ACQUISITIONS / CLOSURES

   ACQUISITIONS - On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion"), through the merger of a wholly owned subsidiary of the Company with and into Champion (the "Merger"). Champion owned and operated nine hospitals with a total of 1,286 licensed beds in six states, including two acute care hospitals with a total of 345 licensed beds through DHHS, and two psychiatric hospitals with a total of 219 licensed beds (see Item 8 - Note 6)

   On May 17, 1996, the Company acquired the 125-bed PHC Regional Hospital and Medical Center in Salt Lake City, Utah for approximately $71.0 million in cash. On the same date, it acquired from one seller, the 120-bed Davis Hospital and Medical Center in Layton, Utah, the 139-bed Pioneer Valley Hospital in West Valley City, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida. In exchange, the other party received approximately $38.5 million in cash and the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana and the 190-bed Halstead Hospital in Halstead, Kansas (collectively, the "Exchanged Hospitals") (see
Item 8 - Note 6).

   CLOSURES - In conjunction with the plan to dispose of the psychiatric and certain under performing LA metro hospitals and to curtail further losses, the Company (i) closed the 119-bed Desert Palms Community Hospital in Palmdale, California in March 1996, (ii) closed the inpatient unit of the 55-bed Orange County Hospital of Buena Park in July 1996, (iii) closed the emergency room and the intensive care unit at the 50-bed Norwalk Community Hospital in December 1996 and (iv) closed the 104-bed Orange County Community Hospital of Orange in January 1997 and consolidated services into the Buena Park facility.

BUSINESS STRATEGY

   The Company generally seeks to operate hospitals in small to mid-sized markets with more favorable demographics and lower levels of penetration by managed care plans and alternative niche competitors than larger metropolitan areas. It focuses on increasing its market share by implementing operating strategies at each of its hospitals or hospital networks to be the provider of higher quality and lower cost healthcare services than its competitors. When appropriate, the Company pursues its growth through selective acquisition of additional hospitals in markets where the Company can develop a preeminent market position.

ACQUISITION STRATEGY

   The Company's primary criteria for its target markets include: (i) a service area population of between 30,000 and 500,000; (ii) favorable demographics including diversified economic and business base; (iii) low levels of managed care penetration; and (iv) limited competition. Additionally, it may consider an acquisition candidate that is a preeminent healthcare service provider in its market. The Company assesses possible acquisitions based on the potential to increase market penetration, expected improvement in operating efficiencies, future capital requirements and historical cash flow. Acquisition targets are generally unaffiliated not-for-profit hospitals and facilities being divested by hospital systems for strategic, regulatory or performance reasons.

   Upon acquisition of a hospital, the Company takes immediate steps to implement financial and operating policies to achieve its financial and operating goals and improve efficiency through effective staff management, volume purchasing through national purchasing contracts and renegotiation or elimination of existing purchased services, where appropriate. The Company also employs experienced chief executive officers, chief financial officers and directors of nursing to carry out the strategic plan at each hospital.

HOSPITAL OPERATING STRATEGY

   The Company believes that the delivery of healthcare services is a local business. Accordingly, each hospital's operating strategy and program are designed to meet the healthcare needs of the local market through local management initiative, responsibility and accountability, combined with corporate support and oversight. Incentive compensation programs are offered to reward local managers for accomplishing predetermined goals.

   The significant components of the Company's hospital operating strategy are as follows:

   MARKET PENETRATION -   The Company seeks to increase its market share (i) by
offering a full range of hospital and related healthcare services (ii) by providing high quality and low cost services and (iii) through physician development efforts.

   The Company selectively adds new services such as obstetrics, rehabilitation, open-heart surgery and skilled nursing beds at its hospitals and, where appropriate, invests in new technologies. The Company also develops complementary healthcare businesses such as primary care clinics, home health agencies and rehabilitative clinics to augment the service capabilities and create a larger referral base for its existing hospitals and enable the delivery of care in the most cost effective and medically appropriate setting. In some cases, the Company may also acquire or merge with other providers or establish alliances with such providers through affiliation agreements, joint venture arrangements or partnerships.

   The Company is implementing a proprietary program at its hospitals to improve quality and lower costs by eliminating or significantly reducing redundancies and preventing errors in the patient care process. This program was originally developed by Champion in conjunction with an outside firm to identify and measure the incidence of patient treatment errors in 225 separate clinical categories. By focusing on eliminating deficiencies in the care process through the training of employees and implementation of standardized policies and procedures, the Company enhances quality care and lowers its costs by eliminating unnecessary rework. Furthermore, the

Company believes the capability to quantify data regarding the quality of care in its hospitals may enhance its ability to obtain managed care contracts, in addition to reducing its liability risk.

   A proprietary customer service system has also been developed to ensure that hospital employees are responding to patient needs and complaints. Such objective is achieved through employee training programs and through responses and inputs from patients, which are communicated monthly to each facility's Chief Executive Officer and the Company's corporate staff. The Company began introducing its customer service system on a pilot basis in two of its hospitals during 1996. It plans to implement the program at the remaining hospitals not designated for sale.

   As physicians still direct the majority of hospital admissions, the Company focuses on supporting and retaining existing physicians and attracting additional qualified physicians in existing or underserved medical specialties. The Company may affiliate, joint venture or partner with physician practices or, in selected cases, manage or acquire such physician practices. Certain joint ventures have nonexclusive use of office space and equipment in hospitals which they use to provide specialized medical and surgical services to patients.

   COST CONTROLS -   The Company  seeks to position each of its hospitals as a
low cost provider in its market by controlling costs. One of the key aspects of the Company's disciplined cost control system is to (i) implement staffing standards and manage resources to optimize staffing efficiency (ii) utilize national purchasing contracts and monitor supply usage (iii) renegotiate or eliminate purchased service contracts, where appropriate (iv) evaluate and eliminate on an ongoing basis underutilized or unprofitable services and (v) implement a proprietary utilization management program to help monitor and manage clinical resources to render medically appropriate and cost effective care. Corporate staff support is available for key operating and cost decisions, as well as for reimbursement, insurance/risk management, purchasing, construction management and other significant accounting and support functions.

   NETWORKS -   In each of its markets, the Company seeks to develop an
integrated healthcare delivery network which includes local physicians and has its hospital as the nucleus of healthcare services offered. In selected markets, such as Salt Lake County, Utah, which has a population base of approximately 800,000, or 43% of the state's population, and a high level of managed care penetration, the Company has created an integrated provider system to provide both extensive geographic coverage and a full range of healthcare services. In order to increase its profitability under its managed care contracts, the Company is implementing several cost saving strategies, including sharing and combining services among hospitals and renegotiating existing contractual arrangements with a variety of service providers. The Company has entered into a Provider Service Agreement with FHP International Corp. ("FHP") to provide healthcare services to approximately 94,000 enrollees for a fixed premium per member per month (a "capitated contract"). It also has contracts with CIGNA, United Health and Blue Cross of Utah that cover a total of approximately 265,000 non-capitated enrollees. See "Item 7 - Operations - Salt Lake City, Utah" for management's outlook of the Company's operations in this market. In the Tennessee market where managed care and primary service competition are minimal, the Company provides services to a population of 900,000 in a service area of 26 counties through its network of hospitals, clinics and home health agencies.

OPERATIONS

   The Company seeks to create a local healthcare system in each of its markets that offers a continuum of inpatient, outpatient, emergency and alternative care options. In many such markets, the Company will establish its acute care hospitals as the hub of a local provider system that can include skilled nursing facilities, home health agencies, clinics, physician practices and medial office buildings. These operations are described below.

   ACUTE CARE HOSPITALS - The Company owns and operates 25 acute care hospitals (including those owned by DHHS) with a total of 2,746 licensed beds in nine states. Each of the Company's acute care hospitals provides a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis, including some or all or the following: intensive and cardiac care, diagnostic services, radiological services and obstetrics on an inpatient basis and ambulatory surgery, laboratory and radiology services on an outpatient basis. The Company owns a 50% interest in and is responsible for the operations of DHHS, which owns two acute care hospitals in Fargo, North Dakota. In September 1996, the Company adopted a plan to exit the LA metro market principally through the disposition of the under performing hospitals located in that area, including a hospital that was previously closed in March 1996.

  SPECIALTY HOSPITALS - The Company owns and operates five psychiatric hospitals with 437 licensed beds and one rehabilitation hospital with 60 licensed beds in three states. Three of the psychiatric hospitals and the rehabilitation hospitals are located in California markets where the Company has acute care hospitals. In September 1996, the Company adopted a plan to exit the psychiatric care business through the disposition of all of its psychiatric hospitals, including a psychiatric hospital that was previously closed in April 1995.

  SKILLED NURSING FACILITIES - The Company owns and operates four skilled nursing facilities with a total of 232 licensed beds in California that provide 24-hour nursing care, principally for the elderly, by registered or licensed nurses and related medical services prescribed by the patient's physician.

  HOME HEALTH AGENCIES - The Company provides home health services through 15 of its hospitals (including DHHS) in seven states. These services include home nursing, infusion therapy, physical therapy, respiratory services and other rehabilitative services.

  CLINICS - The Company owns and operates a number of stand-alone clinics, particularly in rural areas. Most of these clinics are primary care clinics that operate as physician offices where the physicians are employed by or are under contract with one of the Company's hospitals in that market. The clinics serve to complement the Company's acute care hospitals in their respective markets by allowing the Company to provide a wider range of services in optimal settings and providing an opportunity to attract patients to the Company's hospitals.

  PHYSICIAN ARRANGEMENTS - The Company owns a majority interest in and operates six physician joint ventures. Certain of the joint ventures have nonexclusive use of office space and equipment in certain hospitals which they use to provide specialized medical and surgical services to patients. In all cases, the minority interests in the joint ventures are held directly or indirectly by a physician or a group of physicians. Additionally, several of the Company's hospitals have assisted with the formation of and participate in physician hospital organizations or management services organizations. The Company believes that its physician arrangements are in compliance with applicable Federal and state laws. However, there can be no assurance that such arrangements will not be challenged by governmental agencies.

  MEDICAL OFFICE BUILDINGS - The Company owns, leases or manages 34 medical office buildings located adjacent to certain of its hospitals.

COMPETITION

  Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates have declined as a result of cost containment pressures, changes in technology, changes in government regulations and reimbursement and utilization management. Such factors have prompted new competitive strategies by hospitals and other healthcare providers as well as an increase in the consolidation of such providers. In certain areas in which the Company operates, there are other hospitals or facilities that provide services comparable to those offered by the Company's hospitals. Certain of these hospitals may have greater financial resources and may offer a wider range of services than the Company's hospitals. In addition, hospitals owned by government agencies or other tax-exempt entities benefit from endowments, charitable contributions and tax-exempt financing, none of which is available to the Company.

  The competitive position of the Company's hospitals also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by federal and state governments and other major purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures to contain healthcare costs. In certain markets, the competitive position of a hospital is affected by its ability to negotiate provider contracts with purchasers of group healthcare services, including employers, Preferred Provider Organizations ("PPOs"), Health Maintenance Organizations (" HMOs") and managed care plans. These organizations attempt to direct and control the use of hospital services through "managed care" programs and to obtain discounts from hospitals' established charges. In return, hospitals acquire access to a large number of potential patients.

  The Company's hospitals are dependent upon the physicians practicing in the communities served by the hospitals. A small number of physicians account for a significant portion of patient admissions at some of the Company's hospitals. The competition for physicians in some specialty areas, including primary care, is intense. While the Company seeks to retain physicians of varied specialties on its hospitals' medical staffs and to attract other qualified physicians, there can be no assurance that the Company's hospitals will succeed in doing so. In addition, certain physicians are affiliated with managed care providers that may preclude them from utilizing the Company's facilities for their patients, or referring patients to doctors using the Company's facilities, if the facility or referred doctors are not currently contracting with such managed care providers.

LINES OF BUSINESS

  The Company's operations are classified into two lines of business: acute care and psychiatric care. In September 1996, the Company adopted a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals. Accordingly, operating results of the psychiatric hospitals for all periods presented have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of Operations and net assets of the discontinued operations have been segregated in the Consolidated Balance Sheet under the caption "Long-term assets of discontinued operations, net," (see Item 8 - Financial Statements). Information regarding net revenue, operating income
(loss) and identifiable assets of the psychiatric care line of business for each of the three years ended December 31, 1996 and as of the end of each such calendar year is disclosed under Item 8 - Note 7.

SOURCES OF REVENUE

  The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare program and state governments under their respective Medicaid programs. See "Hospital Accreditation and Government Regulation - Medicare, Medicaid." Additionally, during 1996, the Company entered into a capitated contract arrangement at PHC Regional Hospital in Salt Lake City, Utah to provide healthcare services for approximately 94,000 capitated enrollees. Under the capitated contract, the Company is financially committed to provide healthcare services to members under the contract in return for a fixed premium per member per month. The table below sets forth by each line of business the percentages of gross patient revenue received by the Company's hospitals from each category of payor during each of the periods indicated.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------
                                                                             1996               1995              1994
                                                                            ------            ------             ------
ACUTE CARE -
  Medicare  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45.0%             48.4%              46.1%
  Medicaid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.4%             12.9%              11.9%
  Private insurance, capitation and other
    payors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41.6%             38.7%              42.0%
                                                                            ------            ------             ------
                                                                            100.0%            100.0%             100.0%
                                                                            ======            ======             ======

PSYCHIATRIC CARE -
  Medicare  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29.2%             22.3%              12.5%
  Medicaid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7.5%                -                0.1%
  Private insurance and other
    payors  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          63.3%             77.7%              87.4%
                                                                            ------            ------             ------
                                                                            100.0%            100.0%             100.0%
                                                                            ======            ======             ======

  With the exception of revenue based on capitated contract agreements, the Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services and outpatient facilities, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. Consistent with the trend in the hospital industry, the Company has experienced an increase in the percentage of patient revenues attributable to outpatient services. Such increase was attributable to advances in technologies as well as increased pressures from third party payors for hospitals to provide more care on an outpatient basis as a more cost-effective alternative for inpatient care. See "Outpatient Utilization" under the "Selected Operating Statistics" table below.

SELECTED OPERATING STATISTICS

   The following table sets forth selected operating statistics for the Company's consolidated hospitals for the periods and dates indicated.

                                                                             YEAR ENDED DECEMBER 31
                                                            -----------------------------------------------------
                                                               1996                  1995                 1994
                                                              ------                ------               ------
ACUTE CARE HOSPITALS (1):
  Total number of hospitals                                         24                   19                  18
  Licensed beds at end of period                                 2,461                1,768               1,724
  Patient days                                                 277,553              246,107             256,470
  Inpatient admissions                                          58,693               45,574              46,407
  Average length of stay (days)                                    4.7                  5.4                 5.5
  Outpatient visits (2)                                      1,256,124              998,551             726,016
  Deliveries                                                     6,694                2,476               3,990
  Surgery cases                                                 37,136               27,699              30,115
  Occupancy rate                                                 38.5%                38.8%               40.0%
  Outpatient Utilization (3)                                     36.0%                32.6%               29.7%


PSYCHIATRIC HOSPITALS:
  Total number of hospitals                                          5                    3                   4
  Licensed beds at end of period                                   437                  218                 285
  Patient days                                                  42,949               46,493              59,405
  Inpatient admissions                                           4,432                4,749               5,470
  Average length of stay (days)                                    9.7                  9.8                10.9
  Outpatient visits                                             31,840               24,916              17,184
  Occupancy rate                                                 40.4%                53.4%               57.1%
  Outpatient Utilization (3)                                     11.9%                 7.8%               13.7%

--------------------
(1) Includes a rehabilitation hospital.
(2) Includes home health visits.
(3) Gross Outpatient Revenue as a percent of Total Gross Patient Revenue.

HOSPITAL ACCREDITATION AND GOVERNMENT REGULATION

  All hospitals, and the healthcare industry generally, are subject to compliance with various Federal, state and local regulations relating to licensure, operations, billing, reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and offering of new services. All facilities receive periodic inspection by state and local licensing agencies, as well as by nongovernmental organizations acting under contract or pursuant to Federal law, to review compliance with standards of medical care and requirements concerning facilities, equipment, staffing, cleanliness and related matters. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. While all of the Company's hospitals have obtained the licenses that the Company believes are necessary under applicable law for the operation of the hospitals, there can be no assurance that its hospitals will be able to comply in the future or that future regulatory changes will not have an adverse impact on the Company. At December 31, 1996, all of the Company's hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") except for one rural hospital in Georgia, which is surveyed annually by state regulatory authorities. Hospitals accredited by JCAHO or state regulatory authorities are allowed to participate in the Medicare/Medicaid programs.

  CERTIFICATE OF NEED -   In many of the states in which the Company's owned or
leased hospitals operate, certificate of need ("CON") regulations control the development and expansion of healthcare services and facilities. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of certain new services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or the revocation of a facility's license. Of the 11 states in which the Company operates, a CON is required in Florida, Georgia, Louisiana, Mississippi, Missouri, Tennessee and Virginia.

  MEDICARE - The federal Medicare program provides medical insurance benefits, including hospitalization, principally to persons 65 and older and to certain disabled persons. Each of the Company's hospitals is certified as a provider of services under the Medicare program. A substantial portion of the Company's revenue is derived from patients covered by this program. See "Sources of Revenue" above. The Medicare program has undergone significant changes during the past several years to reduce overall healthcare costs, which have resulted in reduced rates of growth in reimbursement payments for a substantial portion of hospital procedures and charges. In addition, the requirements for certification in the Medicare program are subject to change. In order to remain qualified for the program, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. Although the Company intends to continue its participation in the Medicare program, there is no assurance that it will continue to qualify for participation.

  Pursuant to the Social Security Act Amendments of 1983 and subsequent budget reconciliation and modifications, Congress adopted a prospective payment system ("PPS"). PPS is a fixed payment system in which illnesses are classified into Diagnostic Related Groups ("DRGs") which do not consider a specific hospital's costs, but are adjusted for an area wage differential. Each DRG is assigned a fixed payment amount that forms the basis for calculating the amount that the hospital is reimbursed for each Medicare patient. Generally, under PPS, if the costs of meeting the health needs of the patient are greater than the predetermined payment rate, the hospital must absorb the loss. Conversely, if the cost of the services provided is less than the predetermined payment, the hospital retains the difference. DRG payments include reimbursement for capital costs. Since DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution may afford additional payments which are defined as "outliers."

  Prior to 1988, Medicare reimbursed hospitals for 100% of their share of capital related costs, which included depreciation, interest, taxes and insurance related to plant and equipment for inpatient hospital services. The reimbursed rate was reduced thereafter to 85% of costs. Federal regulations, effective October 1, 1991, created a PPS for inpatient capital costs to be phased in over a ten-year transition period from a hospital-based rate to a fully Federal payment rate or a per-case rate, which is likely to result in further reductions in the rate of growth in reimbursement payments. Such a method of capital cost payment could have a material adverse effect on the operating revenues of the Company.

  Psychiatric and rehabilitation hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are exempt from PPS and continue to be reimbursed on a reasonable cost basis, with limits placed upon the annual rate of increase in operating costs per discharge. In addition, many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a modified cost-reimbursement basis, at the lower of customary charges or a percentage of actual costs. Congress has established additional limits on reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based upon a fee schedule and (ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based upon the lower of the hospital's specific costs or a blend of the hospital's specific costs and the rate paid by Medicare to non-hospital providers for such services. Studies are currently in process at the Health Care Financing Administration (the "HCFA") that propose converting payment for all outpatient services (including home health services), inpatient psychiatric services and skilled nursing care to a prospective payment system. The financial effect of these changes may have a negative impact on the Company, although the exact method of implementing these reductions and whether a prospective payment system for outpatient services, inpatient psychiatric and home health services and skilled nursing care will be adopted are not yet known.

  Pursuant to the Omnibus Budget Reconciliation Act of 1990, Congress revised the Gramm-Rudman budget and sequestration process and established a "pay-as-you-go" system for entitlement programs, including Medicare. Legislation increasing entitlements and/or reducing revenues must be deficit-neutral (i.e., it must pay for itself by a reduction in entitlement spending elsewhere or additional revenues). Legislation violating the pay-as-you-go principle would trigger a sequestration of entitlement program funds in the same amount that such legislation added to the deficit. Up to a maximum of 4% of Medicare program funds would be included among those sequestered. Medicaid program funds, however, continue to be exempt from sequestration. Payment reductions under the revised sequestration process were not implemented in fiscal years 1994, 1995 or 1996. If implemented in future years, these reductions could have a material adverse effect on the Company's operating revenues. However, because the actual amount of the reduction for any fiscal year may vary according to the Federal deficit, the financial impact of the revised process on the Company cannot be predicted.

  Congressional action to lower or control the growth in the Federal budget deficit could have an adverse effect on the Company's Medicare revenues. The Company anticipates that the rate of growth in reimbursement payments to hospitals will be reduced as a result of future legislation but is unable to project the actual amount of any such reductions and their impact on the Company.

  MEDICAID -   Medicaid is a federally mandated medical assistance program that is administered and funded in part by each state pursuant to which hospital benefits are available to indigent persons. Each of the Company's hospitals is certified for participation in the various state Medicaid programs. A substantial portion of the Company's revenue is derived from patients covered by this program. See "Sources of Revenue." Medicaid payment methodology varies from state to state, with most payments being made on a prospective payment system or under programs which negotiate payment levels with individual hospitals. Many states have adopted broad-based hospital-specific taxes to help fund the state's share of its Medicaid program. In addition, certain states have obtained or are applying for waivers from HCFA to replace their Medicaid program with a managed care program.

  The Medicare and Medicaid programs make additional payments to those healthcare providers that serve a disproportionate share of low income patients. The qualification and funding for disproportionate share payments vary by year, and by state as applicable to Medicaid. Disproportionate share payments for future years could vary significantly from historical payments.

  Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under these programs. Funds received from these programs are subject to audit. These audits can result in retroactive adjustments of such payments. There can be no assurance that future audits will not result in material retroactive adjustments.

  To ensure efficient utilization of facilities and services, Federal regulations require that admission to and utilization of facilities by Medicare and Medicaid patients must be reviewed by a Peer Review Organization ("PRO"). A PRO may address the appropriateness of patient admissions and discharges, the quality of care provided, the validity of DRG classifications and appropriateness of cases with extraordinary length of stay or cost. The PRO may deny admission or payment. Such review may be conducted either prospectively or retroactively and is subject to administrative and judicial appeal.

  Federal and state legislators continue to consider legislation that could significantly impact Medicare, Medicaid and other government funding of healthcare costs. Initiatives currently before Congress, if enacted, would reduce the rate of growth in reimbursement payments under various government programs including, among others, payments to disproportionate share and teaching hospitals. A reduction in these payments would adversely affect net revenue and operating margins at certain of the Company's hospitals. The Company is unable to predict what legislation, if any, will be enacted at the Federal and state level in the future or what effect such legislation may have on the Company's financial position, results of operations or liquidity.

  ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS - Federal law prohibits the knowing and willful payment, receipt or offer of remuneration by healthcare providers to any person, including physicians, to induce referrals of Medicare and Medicaid patients or in exchange for such referrals (the "Anti-Kickback Law"). Federal law also prohibits a physician from referring Medicare and Medicaid patients to certain designated health services in which the physicians have ownership or certain other financial arrangements, unless an exception is available (the "Stark II Law"). Many states have adopted or are considering similar legislative proposals to extend beyond the Medicaid program to include all payors. Violations of the Anti-Kickback Law and Stark II Law may result in certain civil sanctions, such as civil monetary penalties, and exclusion from participating in the Medicare and Medicaid programs. Violations of the Anti-Kickback Law can also result in the imposition of criminal sanctions.

  The Office of the Inspector General of Health and Human Services ("OIG") has promulgated regulations that define certain safe harbors to offer protection to certain common business arrangements under the Anti-Kickback Law. The failure of an arrangement to meet the requirements of a safe harbor does not render the arrangement illegal. Those arrangements, however, are subject to scrutiny by the OIG's office and other enforcement agencies. None of the Company's joint ventures with physician investors falls within any of the defined safe harbors. Under the Company's joint venture arrangements, physician investors are not under any obligation to refer or admit their patients, including Medicare or Medicaid beneficiaries, to receive services at the Company's facilities, nor are distributions to those physician investors contingent upon or calculated with reference to referral by the physician investors. On the basis thereof, the Company does not believe the ownership of interests in or receipt of distributions from its joint ventures would be construed to be knowing and willful payments to the physician investors to induce them to refer patients in violation of the Anti-Kickback Law. In addition, the Company has entered into various other relationships and arrangements with physicians, including the acquisition of physician practices. There can be no assurance that such arrangements will not be challenged by government enforcement agencies. In addition, in certain circumstances, private citizens may bring a civil action to recover sums paid in violation of Federal law.

  Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. The Company cannot predict the effect on the Company's financial position, revenues, earnings and liquidity of possible judgments, if any, that may result from any inquisitions, nor the impact of new Federal or state laws and regulations that could require the Company to restructure certain of its arrangements.

  STATE HOSPITAL RATE-SETTING ACTIVITY -   Certain states in which the Company
operates hospitals mandate rates for hospitals or levy taxes on hospital revenues, assessments or licensure fees to fund indigent healthcare within the state.

  In Florida, where the Company owns one hospital with a total of 129 licensed beds, a budget review process and a limit on rates of increase in gross revenue and net revenue per adjusted admission are in effect. The maximum annual percentage any hospital may increase its revenue per adjusted admission is limited to an administratively determined cost of healthcare index plus an annual percentage in excess thereof. Rate increases are reviewed annually. This law limits the ability of hospitals located in Florida to increase rates in order to maintain operating margins. There can be no assurance that other states in which the Company operates will not enact similar rate-setting provisions.

ENVIRONMENTAL MATTERS

  The Company is subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company's management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

SEASONALITY

  The hospital industry is seasonal, with the strongest demand for hospital services generally occurring during January through April and the weakest during the summer months. Accordingly, in the absence of acquisitions, the Company's revenues and earnings are generally highest during the first quarter and lowest during the third quarter.

MEDICAL STAFF AND EMPLOYEES

  At December 31, 1996, the Company had approximately 8,800 full-time and part-time employees, of which approximately 730 were covered by collective bargaining agreements. The Company also had 2,900 licensed physicians who were members of the medical staffs of the Company's hospitals. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with the Company's hospital at any time.

  At December 31, 1996, DHHS had approximately 1,300 employees. It has 170 physicians who were active members of the medical staff. Approximately 430 employees of DHHS were members of a union and DHHS is negotiating a collective bargaining agreement with such members.

LIABILITY INSURANCE

  The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through its wholly owned subsidiary, Hospital Assurance Company Ltd ("HAC"). The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100 million. Commencing January 1, 1997, in conjunction with the Company's plan to cease all underwriting activity of HAC, the Company became self-insured for the first $1.0 million of general and professional liability claims, with excess insurance amounts up to $100.0 million covered by a third party insurance carrier, including all claims incurred but not reported as of December 31, 1996 for all subsidiaries, including Champion. The Company is self-insured for reported claims related to former Champion facilities for periods prior to 1997 up to $1.0 million per occurrence and $4.0 million in the aggregate, with amounts in excess of $1.0 million but less than $10 million covered by a third party insurance carrier. The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted.

ITEM 1.A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is certain information regarding the executive officers of the Company.

CHARLES R. MILLER, age 58, has served as President, Chief Operating Officer and a director of the Company since August 1996. From 1990 to 1996, he was Chairman, President and Chief Executive Officer of Champion, which he co-founded. From 1987 to 1989, he co-owned and operated an acute care hospital in El Paso, Texas, which he sold in 1988. From 1981 to 1986, he co-founded Republic Health Corporation ("Republic") and served as President and director until his resignation as a result of his election not to participate in a leveraged buy-out of Republic, which was then the fifth largest publicly-held hospital management company. Prior thereto, he was employed in various management positions for seven years by Hospital Affiliates International ("HAI").

JAMES G. VANDEVENDER, age 49, has served as Executive Vice President, Chief Financial Officer and a director of the Company since August 1996. From 1990 to 1996, he was Executive Vice President, Chief Financial Officer, Secretary and a director of Champion, which he co-founded. From 1987 to 1989, Mr. VanDevender pursued private investments. From 1981 to 1987, he was Senior Vice President of Republic, primarily responsible for acquisitions and development, and held other senior management positions in the areas of accounting and finance. Prior thereto, he was employed in various management positions for four years by HAI.

RONALD R. PATTERSON, age 55, has served as Executive Vice President and President, Healthcare Operations of the Company since August 1996. He was Executive Vice President and Chief Operating Officer of Champion from 1994 to 1996 and Senior Vice President - Operations from 1992 to 1994.

From 1990 to 1991, he was Senior Vice President of Harris Methodist Health System, a not-for-profit healthcare system. From 1988 to 1990, he was a healthcare consultant, specializing in private turnaround management. From 1982 to 1988, he was with Republic, initially as Operations Vice President and subsequently as Senior Vice President of one of its major operating divisions. Prior thereto, he was employed in various management positions for six years by HAI.

ROBERT C. JOYNER, age 49, has served as Senior Vice President, Secretary and General Counsel since August 1996. He concurrently is responsible for the departments of Human Resources and Insurance and Risk Management. He joined the Company in 1986 as Vice President, Corporate Counsel and Assistant Secretary. Prior thereto, he was Senior Vice President and Assistant General Counsel for National Medical Enterprises, Inc. ("NME")(now Tenet Healthcare). Mr. Joyner is a member of the California and Florida Bars.

GEORGE ASBELL, age 49, has served as Senior Vice President, Operations since 1995. He is responsible for hospital operations of the Company in the Eastern Division. He joined the Company in 1985 as Senior Financial Officer - Eastern Region, subsequently promoted in 1988 to Regional Vice President, Operations and Development, and in 1995, to his current position. Prior thereto, Mr. Asbell was employed for five years in various capacities by American Medical International.

MICHAEL M. BROOKS, age 48, has served as Senior Vice President, Acquisitions since August 1996. From 1992 to 1996, he was Senior Vice President - Operations Controller/Administration and Development of Champion and effective February 1996, became Senior Vice President - Development. From 1989 to 1992, he was a healthcare consultant and was associated with Champion in that capacity during 1991. From 1987 to 1988, he co-owned and operated an acute care hospital in El Paso, Texas. From 1983 to 1986, he was employed in various senior management positions by Republic.

LAWRENCE A. HUMPHREY, age 41, has served as Senior Vice President, Corporate Finance since August 1996. He concurrently is responsible for the operations of the hospitals located in the Los Angeles metropolitan area. From 1993 to 1996, he was Vice President - Operations Finance of Champion, and effective February 1996, was promoted to Senior Vice President - Corporate Finance. Prior thereto, he was employed in various management positions for 12 years by NME. Mr. Humphrey is a Certified Public Accountant.

W. WARREN WILKEY, age 52, has served as Senior Vice President, Operations since August 1996. He is responsible for hospital operations of the Company in the Western Division. From 1995 to 1996, he was Vice President - Operations of Champion, and effective February 1996, was promoted to Senior Vice President - Market Operations. Prior thereto, Mr. Wilkey was Vice President and Director of Group Operations for EPIC Healthcare Group for six years.

  During 1996, Mr. James T. Rush, the Chief Financial Officer of the pre-merger Paracelsus, and Mr. David R. Topper, Senior Vice President, Development, resigned as executive officers of the Company. Effective April, 14, 1997, Mr. R.J. Messenger ceased to be Chief Executive Officer and director of the Company.

ITEM 2. PROPERTIES

  The following table sets forth the name, location, type of facility, date of acquisition and number of licensed beds for each of the hospitals operated by the Company as of December 31, 1996. Unless otherwise indicated, all hospitals are owned by the Company.



                                                                 TYPE OF                   DATE OF           LICENSED
               LICENSED FACILITY                LOCATION         FACILITY                ACQUISITION           BEDS
               -----------------                --------         --------                -----------           ----
CALIFORNIA
----------
Bellwood General Hospital (1)                   Bellflower       Acute Care                 2/08/82             85
Chico Community Hospital                        Chico            Acute Care                 4/28/85            123



                                                                 TYPE OF                   DATE OF           LICENSED
               LICENSED FACILITY                LOCATION         FACILITY                ACQUISITION           BEDS
               -----------------                --------         --------                -----------           ----
Chico Community Rehabilitation                  Chico            Rehabilitative             6/30/94             60
 Hospital(2)
Hollywood Community Hospital                    Los Angeles      Acute Care                12/22/82            100
 of Hollywood (1)
Hollywood Community Hospital                    Van Nuys         Psychiatric               11/01/82             59
 of Van Nuys (1)
Lancaster Community Hospital                    Lancaster        Acute Care                 2/01/81            131
Los Angeles Community Hospital (1)              Los Angeles      Acute Care                 8/08/83            130
Monrovia Community Hospital(1)(3)               Monrovia         Acute Care                 2/01/81             49
Norwalk Community Hospital (1) (4)              Norwalk          Acute Care                 2/01/81             50
Orange County Community                         Orange           Psychiatric               11/01/91            104
 Hospital of Orange (1)(5)
Orange County Hospital of                       Buena Park       Psychiatric                2/01/81             55
 Buena Park (1)

FLORIDA
-------
Santa Rosa Medical Center(2)                    Milton           Acute Care                 5/17/96            129

GEORGIA
-------
Flint River Community                           Montezuma        Acute Care                 1/01/86             50
 Hospital(2)

LOUISIANA
---------
Crossroads Regional Hospital (6)                Alexandria       Psychiatric                8/16/96             70

MISSISSIPPI
-----------
Senatobia Community                             Senatobia        Acute Care                 1/01/86             76
 Hospital(1)

MISSOURI
--------
Lakeland Regional Hospital (6)                  Springfield      Psychiatric                8/16/96            149

NORTH DAKOTA
------------
Heartland Medical Center(7)                     Fargo            Acute Care                 8/16/96            146
Dakota Hospital(7)                              Fargo            Acute Care                 8/16/96            199

TENNESSEE
---------
Cumberland River Hospital                       Celina           Acute Care                10/01/85             36
 North(2)
Cumberland River Hospital                       Gainsboro        Acute Care                 9/05/95             44
 South
Fentress County General                         Jamestown        Acute Care                10/01/85             84
 Hospital
Bledsoe County Hospital(2)                      Pikeville        Acute Care                10/01/85             32

TEXAS
-----
BayCoast Medical Center                         Baytown          Acute Care                 8/16/96            191
The Medical Center of Mesquite                  Mesquite         Acute Care                10/01/90            176
Westwood Medical Center                         Midland          Acute Care                 8/16/96            101

UTAH
----
Davis Hospital and Medical                      Layton           Acute Care                 5/17/96            120
 Center
Jordan Valley Hospital                          West Jordan      Acute Care                 8/16/96             50
PHC Regional Hospital and Medical Center        Salt Lake City   Acute Care                 5/17/96            125



                                                                     TYPE OF               DATE OF           LICENSED
               LICENSED FACILITY                LOCATION             FACILITY            ACQUISITION           BEDS
               -----------------                --------             --------            -----------           ----
Pioneer Valley Hospital(2)                      West Valley City     Acute Care             5/17/96            139
Salt Lake Regional Medical                      Salt Lake City       Acute Care             8/16/96            200
 Center

VIRGINIA
--------
Metropolitan Hospital(8)                        Richmond             Acute Care             8/16/96            180

                                                                                                             -----
   Total licensed beds                                                                                       3,243
                                                                                                             =====
----------------------

(1)  Facilities are being held for sale.
(2)  Hospital facility is leased.
(3) Monrovia Community Hospital is operated as a joint venture with a physician investor. Paracelsus owns a 51.0% interest in this joint venture.
(4) The Company closed the emergency room and the intensive care unit of this facility in December 1996. This facility has been operating at a reduced level since such date.
(5) The Company closed this facility in January 1997 and consolidated services into the Buena Park facility.
(6) The Company has entered into a definitive agreement, subject to a financing contingency, in March 1997 to sell these facilities.
(7) The Company owns a 50.0% interest in and operates DHHS, a partnership that owns the hospital.
(8) The Company owns an 89.0% general partnership interest in a limited partnership that owns the hospital.

  The Company owns, leases or manages medical office buildings located adjacent to certain of its hospitals. Most of the space in each medical office building is leased or subleased, primarily to local physicians. The remaining space is used by the Company for hospital administration and clinical purposes or held for future development.

  The Company leases its corporate offices in Houston, Texas and other satellite offices in Salt Lake City, Utah and Brentwood, Tennessee. The Company has entered into an agreement to sublease its leased offices in Pasadena, California to a third party, effective March 1997.

ITEM 3.     LEGAL PROCEEDINGS

  STOCKHOLDERS' LITIGATION - On April 17, 1996, the Company and Champion were served with a lawsuit filed in the Court of Chancery of the State of Delaware in and for New Castle County by a Champion stockholder against certain directors and officers of Champion and the Company. This lawsuit, which among other things seeks class certification, alleges that the Merger and the consideration to be paid to Champion's stockholders was unfair and grossly inadequate and that the named defendants have violated their fiduciary duties to Champion and the stockholders of Champion. In this action, the plaintiff seeks to rescind the Merger transaction or award Champion stockholders rescissory damages, plus costs and attorneys' fees.

  Since October 11, 1996, eight complaints have been filed against the Company by current or former stockholders of the Company, allegedly on behalf of all persons who received the Company's common stock through the Merger with Champion and who purchased common stock or a portion of the $325 million 10% Senior Subordinated Notes (the "Notes") between August 13, 1996 and October 9, 1996. Two of these complaints were filed in the Superior Court of the State of California, County of Los Angeles, one in the District Court of Harris County, Texas and five in the United States District Court for the Southern District of Texas, Houston Division. The named defendants in these lawsuits are the Company and certain current and former officers and directors of the Company.

  In these lawsuits, the plaintiffs have alleged violations of Federal, California and Texas securities laws. Additionally, the plaintiffs alleged that during the class period, the named defendants disseminated materially misleading statements and omitted disclosing material facts about the Company and its business, specifically in the reporting and disclosure of reserves, bad debt expenses, collection expenses and facility closure costs and that the price of the Company's common stock was artificially inflated. The plaintiffs also alleged that the named defendants failed to make a reasonable investigation and did not possess reasonable grounds for the belief that the statements contained in the various registration statements and prospectuses filed during the class period were true, or that there was an omission of material facts necessary to make the statements contained therein not misleading. The plaintiffs seek damages in an unspecified amount and extraordinary, equitable or injunctive relief, plus costs and attorneys' fees.

  In light of the Company's restatement of financial information contained in the various registration statements and prospectuses, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the lawsuits. The Company believes that the stockholder class actions asserted against the Company are likely to settle rather than to proceed to trial, judgment, and appeal and that, given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources.

  OTHER LITIGATION - During March 1996, the Company settled two lawsuits in connection with the operations of its psychiatric programs. The Company recorded a charge for settlement costs totaling $22.4 million. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and/or avoid further legal costs in connection with the disputes.

  The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  On August 16, 1996, the Company completed an initial public offering of its Common Stock and acquired Champion, a publicly-traded company. The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PLS" on August 16, 1996. At March 31, 1997, there were approximately 579 holders of record of the Company's Common Stock. The following table set forth the high and low sale prices per share of the Company's Common Stock for the periods indicated, as reported by the NYSE.

                                            1996
                               High                        Low
                             --------                    -------
  Third Quarter              $ 10 1/8                    $ 8 1/8

  Fourth Quarter               10 1/2                      3 1/8

  The Company paid Dr. Manfred G. Krukemeyer, Chairman of the Board of Directors and the Company's former sole shareholder, cash dividends of $24.9 million and $5.4 million during 1996 and 1995, respectively (see Item 8 - Notes 14 and 17). As a publicly-traded company, the Company has not declared any cash dividends and does not anticipate the payment of any cash dividends in the foreseeable future. See Item 8 - Note 10 for information regarding certain restrictions on the Company's ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (see
Item 8). Information for periods prior to 1996 has been recast to a calendar year basis and reflects restatement entries described at Item 8 - Note 2.


(IN 000'S, EXCEPT PER SHARE DATA AND RATIOS)                            RESTATEMENT - SEE ITEM 8 - NOTE 2
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                            1996             1995             1994             1993             1992
                                                    ----             ----             ----             ----             ----
INCOME STATEMENT DATA (A)
Net revenue                                   $   493,106      $   434,179      $   438,625     $    392,199     $    351,952
Operating expenses                               (493,575)        (399,019)        (393,550)        (355,054)        (313,163)

Capital costs (b)                                 (54,761)         (31,719)         (28,846)         (24,968)         (21,763)

Impairment charges (c)                            (72,322)               -                -                -                -
Merger costs                                      (40,804)               -                -                -                -
Unusual charges (d)                               (60,521)               -                -                -                -
Gain from sale of a hospital                            -            9,026                -                -                -
Minority interests                                 (1,806)          (1,803)          (2,449)          (2,643)          (3,670)
                                              -----------      -----------      -----------     ------------     ------------
Income (loss) from continuing
   operations before income
   taxes and extraordinary loss                  (230,683)          10,664           13,780            9,534           13,356

Provision (benefit) for
   income taxes (e)                               (76,186)           4,375            5,818            4,290            5,555
                                              -----------      -----------      -----------     ------------     ------------
Income (loss) from continuing
   operations before extra-
   ordinary loss                                 (154,497)           6,289            7,962            5,244            7,801

Income (loss) from dis-
   continued operations (e)                       (70,995)          (2,852)            (106)          (2,288)           4,560
                                              -----------      -----------      -----------     ------------     ------------
Income before extraordinary
   loss                                          (225,492)           3,437            7,856            2,956           12,361

Extraordinary loss(e) (f)                          (7,724)               -              (33)            (464)               -
                                              -----------      -----------      -----------     ------------     ------------
Net income (loss)                             $  (233,216)     $     3,437      $     7,823     $      2,492     $     12,361
                                              -----------      -----------      -----------     ------------     ------------
Income (loss) per share:
   Continuing operations                      $     (3.94)     $      0.21      $      0.26     $       0.18     $       0.26
   Discontinued operations                          (1.81)           (0.09)               -            (0.08)            0.16
   Extraordinary loss                               (0.20)               -                -            (0.02)               -
                                              -----------      -----------      -----------     ------------     ------------
Income (loss) per share                       $     (5.95)     $      0.12      $      0.26     $       0.08     $       0.42
                                              -----------      -----------      -----------     ------------     ------------
Weighted average common shares
   outstanding (g)                                 39,213           29,772           29,772           29,772           29,772


BALANCE SHEET DATA
Cash and cash equivalents                     $    17,771      $     4,418      $     2,004     $      1,282     $        852
Working capital                                    33,762           57,011           66,410           47,388           78,553

Total assets                                      772,832          333,386          324,650          300,297          300,408

Long-term debt (h)                                491,057          130,352          122,252          103,316          111,708

Stockholders' equity                               48,487           86,721           88,337           84,064           81,832

Book value per share                                 0.88             2.91             2.97             2.82             2.75


RATIOS
Adjusted EBITDA  (i)                               (2,275)          33,357           42,626           34,502           35,119

Adjusted EBITDA Margin                               (0.5)%            7.7%             9.7%             8.8%            10.0%

Current ratio                                      1.21:1           1.82:1           2.10:1           1.83:1           2.43:1

Debt to total book                                   91.0%            60.0%            58.1%            55.1%            57.7%
 capitalization
----------------------------------

(a) Financial data for fiscal years prior to 1996 have been restated to reflect the effects of the restatement entries (See Item 8 - Note 2). Operations of the psychiatric hospitals have also been reclassified as discontinued operations. The impact of the restatement entries for the years ended December 31, 1995, 1994 and 1993 and 1992 was an increase (decrease) in net revenue of $(13.6) million, $(7.1) million, $(14.1) million and $3.3 million, net income of $(9.2) million, $(4.6) million, $(9.4) million and $1.9 million and net income per share of $(0.31), $(0.16), $(0.32) and $0.06, respectively.
(b) Includes interest, depreciation and amortization.
(c) Consists primarily of the write down of PHC Regional Hospital for $52.5 million ($0.90 per share) and the write down of certain hospitals in the LA metro area for $11.9 million ($0.20 per share) (See Item 8 - Note 8)
(d) Consists of charges of $38.1 million ($0.65 per share) for a loss contract and $22.4 million ($0.38 per share) for expenses relating to the Special Committee's investigation and other litigation matters.
(e) Includes a reduction in income tax benefits of $50.0 million ($1.27 per share) in 1996 from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $17.7 million was applied to reduce income tax benefits on losses from continuing operations and the remaining $32.3 million to reduce income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1996.
(f) Reflects loss associated with the early extinguishment of debt.
(g) Reflects the effect of the 66,159.426-for-one stock split in conjunction with the Merger.
(h) Excludes current maturities of long-term debt.
(i) Adjusted EBITDA represents income before income taxes, depreciation and amortization, interest, impairment charge, merger costs, unusual charges, gain from sale of a hospital and extraordinary items. While EBITDA is not a substitute for operating cash flows determined in accordance with generally accepted accounting principles, it is a commonly used tool for measuring a company's ability to service debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  Certain statements in this Item are "forward-looking statements" made pursuant to the safe harbor provisions of the Reform Act. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; the outcome of negotiations with the Company's Senior Lenders; any effects of the disclosures in this Form 10-K on the Company's business relationships; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in , or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

RECENT DEVELOPMENTS

  SPECIAL COMMITTEE INVESTIGATION - The Special Committee's investigation led to the recommendation that the Company restate its prior years' financial statements (see "Restatement" herein). The Special Committee is recommending a number of policies and procedures and other steps designed to prevent recurrence of past accounting errors and irregularities.

  BANK WAIVERS AND AMENDMENTS - As a result of net losses from continuing operations in 1996 and the restatement of prior years' financial statements, the Company was in default of certain provisions of its credit agreement (the "Credit Agreement") with its Senior Lenders. The Company has received waivers from the Senior Lenders for all violations of covenants at December 31, 1996 and for periods prior thereto. Additionally, the Company has entered into an amendment of the Credit Agreement which provides, among other things, a reduction in amounts available under the Credit Facility, an increase in interest rates and new financial covenants (see "Liquidity and Capital Resources" and Item 8 - Note 10).

  PHC REGIONAL HOSPITAL - On May 17, 1996, the Company acquired PHC Regional Hospital from FHP for approximately $71.0 million. Contemporaneously with acquiring the hospital, the Company entered into a 15-year capitated contract with FHP (see Item 8 - Note 3). The Company has determined that expected future healthcare and maintenance costs under such capitated contract will exceed future premiums. Accordingly, the Company recorded a charge of $38.1 million ($25.5 million after-tax) for the loss contract. Additionally, because the capitated contract represented in excess of 85% of the net revenue of the hospital, the Company determined that the carrying value of the hospital was significantly impaired. Accordingly, the Company recorded an impairment charge of $52.5 million ($35.2 million after-tax) to reduce the Company's investment in PHC Regional Hospital to its net realizable value based on an independent appraisal of the facility as other than an acute care hospital. The Company has developed a consolidation plan that may result in closing PHC Regional Hospital based upon the option to redistribute from PHC Regional Hospital the patient volume to the Company's remaining four hospitals in its Salt Lake network. These plans are subject to coordination and negotiation with FHP, the hospital's medical staff and other providers in the area.

RESTATEMENT

  Following changes in the Company's management which became effective as of the merger with Champion on August 16, 1996 (the "Merger"), management determined that there were financial performance and accounting issues with the pre-merger operating results of the Company. In

October 1996, the Company announced that its third quarter results would be substantially lower than expected. At the same time, the Board of Directors formed a Special Committee of non-management members to supervise the conduct of an inquiry by outside legal counsel as to the nature and reasons for the earnings shortfall and investigate the accounting and financial reporting practices and procedures in periods prior to September 30, 1996. As a result of its investigation, the Special Committee recommended to the Board that the Company restate its prior period financial statements. The need for the restatement of prior period financial statements was the result of accounting errors and irregularities at pre-merger Paracelsus in the following areas: (i) overstatement of receivables due from Medicare and other government programs,
(ii) use of corporate reserves, (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area, and (iv) deferral of facility closure costs which only affected the 1996 quarterly information.

  The following table presents a summary of the impact of the restatements on fiscal years ended September 30, 1995 and 1994. As previously discussed elsewhere in this Form 10-K, the Company elected to change its year end from September 30 to December 31 during 1996. Item 8 - Note 2 contains a more expanded presentation of the impact of the restatement and reconciles the restated amounts for the fiscal years ended September 30, 1995 and 1994 to amounts for the years ended December 31, 1995 and 1994 as reported in the Consolidated Statements of Income in this Form 10-K.

                                                                                     As
                        As Previously                                            Previously
(In 000's,               Reported                             As Restated         Reported                             As Restated
 except per              September                             September          September                             September
 share data)              30, 1995          Adjustments         30,1995            30, 1994          Adjustments         30,1994
------------            ----------          -----------         -------          ----------          -----------         -------
Net Revenue             $500,703 (a)         $(12,100)         $488,603            $507,864           $(10,666)         $497,198
Income from
 continuing
 operations
 before
 income taxes             22,011              (19,691)            2,320              20,870            (11,215)            9,655
Net income/
  (loss)                  12,987              (11,618)            1,369              11,806             (6,611)            5,195
Income / (loss)
  per share                 0.44                (0.39)             0.05               0.40               (0.23)             0.17
---------------

(a) Excludes gain of $9.0 million from sale of a hospital to conform to the 1996 presentation.

  The 1995 adjustments consisted primarily of (i) additional deductions from revenue of $13.9 million for receivables from Medicare and other government programs, (ii) an increase in operating expenses of $7.4 million from the reversal of corporate reserves, offset by (iii) a $1.6 million increase in net revenue for deferral of bad debt expense in prior years that was recorded as deductions from revenue at two of the psychiatric hospitals. The 1994 adjustments consisted primarily of (i) a charge to net revenue of $7.6 million for certain bad debt expense that was deferred in 1994 at two of the psychiatric hospitals, (ii) additional deductions from revenue of $3.3 million for receivables from Medicare and other government programs and (iii) an increase in operating expenses of $317,000 from the reversal of corporate reserves. The Company does not believe that the adjustments regarding the Medicare receivables resulted from improper patient billing procedures under that program.

  The following discussion analyzes the results, as restated, for the relevant calendar periods and should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included in
Item 8 of this report.

RESULTS OF OPERATIONS

  The Company made numerous acquisitions and divestitures during the year ended December 31, 1996, including the merger with Champion. Additionally, in August 1996, the Company completed its public offering of the Notes and a sale of 5.2 million shares of its common stock. Accordingly, the Company's financial position and portfolio of operating hospitals during 1996 was significantly different from that of the prior years. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods of which comparative operating results are presented. See Item 8 - Note 6 for a description of acquisitions and divestitures during the three years ended December 31, 1996. Operating results of the Company's psychiatric hospitals, including two that were acquired through the Merger, have been segregated from those of the acute care hospitals and are reflected under the caption " Discontinued Operations - Loss from operations of discontinued psychiatric hospitals" and " Discontinued Operations
- Loss on disposal of discontinued psychiatric hospitals" in the Consolidated Statements of Operations for all periods presented.


OPERATIONS DATA

   The following table summarizes, for the periods indicated, changes in selected operating percentages for the Company's facilities, excluding the discontinued psychiatric hospitals. The discussion that follows should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31
                                          -------------------------------------------------------
                                            1996                   1995                    1994
                                          -------------------------------------------------------
Percentage of Net Revenue

Net revenue                                100.0%                 100.0%                  100.0%
                                           ------                 ------                  ------
Salaries and wages                         (48.3)                 (45.8)                  (43.6)
Other operating expenses                   (44.0)                 (40.7)                  (41.0)
Provision for bad debts                     (7.8)                  (5.4)                   (5.1)
                                           ------                 ------                  ------
Operating Costs                           (100.1)                 (91.9)                  (89.7)

Operating Margin                            (0.1)                   8.1                    10.3
                                           ------                 ------                  ------

Capital costs (a)                          (11.1)                  (7.3)                   (6.6)
Impairment charges                         (14.7)                     -                       -
Merger costs                                (8.3)                     -                       -
Unusual charges                            (12.3)                     -                       -
Gain from sale of a hospital                  -                     2.1                       -
Minority interests                          (0.3)                  (0.4)                   (0.6)
                                           ------                 ------                  ------
Income (loss) from continuing
  operations before income taxes
  and extraordinary loss                   (46.8)%                  2.5%                    3.1%
                                           =======                ======                  ======
------------------

(a) Includes interest, depreciation and amortization.

YEAR ENDED DECEMBER 31, 1996
COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Net revenue for the year ended December 31, 1996 was $493.1 million, an increase of $58.9 million, or 13.6%, from $434.2 million for the same period of 1995. The $58.9 million increase was primarily attributable to an increase of $65.1 million contributed by hospitals acquired during 1996, net of divested hospitals, and a decrease of $6.2 million from "same hospitals." The $6.2 million decrease in "same hospital" net revenue was attributable to a decrease of $13.8 million at the LA metro hospitals, offset by an increase of $7.6 million at hospitals located outside of the LA metro area. The $13.8 million decrease at the LA metro hospitals was due to a change in payor mix from private insurance to managed care and Medicare/Medicaid, which increased deductions from revenue, and due to a change in acuity level. The $7.6 million increase at the remaining hospitals was due primarily to an increase in home health business, an increase in services offered (e.g., open heart surgery) and medical staff development efforts.

  The Company's acute care hospitals experienced a 28.8% increase in inpatient admissions from 45,574 in 1995 to 58,693 in 1996. Patient days increased 12.8% from 246,107 in 1995 to 277,553 in 1996. Outpatient visits (including home health) increased 25.8% from 998,551 in 1995 to 1,256,124 in 1996. Admissions in "same hospitals" increased 8.2% from 34,803 in 1995 to 37,669 in 1996.

  Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 91.9% in 1995 to 100.1% in 1996 and operating margin decreased from 8.1% to (0.1%). Such decrease was due to (i) an increase in salaries and benefits and other operating expenses as a percentage of net revenue, primarily as a result of a reduction in "same hospital" net revenue due to a change in payor mix, a change in acuity level and increased deductions from revenue, (ii) the write off of assets related to the Exchanged Hospitals, (iii) the under performance of PHC Regional Hospital, (iv) additional home health business which was profitable but produced lower margins than other types of services and (v) an increase of 2.4% in the provision for bad debts as a percentage of net revenue during 1996 as compared to 1995, primarily attributable to a decrease in "same hospital" net revenue for reasons stated above and to an increase in services that were subject to more bad debt write-off.

  Interest expense increased $15.1 million from $15.9 million in 1995 to $31.0 million in 1996, primarily due to an increase in outstanding indebtedness during 1996 from the issuance of the Notes in August 1996 and additional borrowings under the $400.0 million Reducing Revolving Credit Facility (the "Credit Facility") effective with the Merger to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption in August 1996 of $75.0 million of senior subordinated notes. See "Liquidity and Capital Resources" for terms to the Credit Facility amended during 1997.

  Depreciation and amortization increased to $23.7 million in 1996 from $15.9 million for the same period of 1995. Of the $7.8 million increase, $7.4 million was attributable to the facilities acquired or divested during 1996, including amortization of goodwill of $1.6 million, and $1.2 million from purchases of medical equipment, physician practices and clinics and facility improvements at hospitals not held for sale. Such increase was offset by a decrease of $754,000 at the acute care LA metro hospitals held for sale, primarily attributable to the elimination of depreciation expense, commencing on October 1, 1996, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  Loss from operations of the discontinued psychiatric hospitals for the nine months ended September 30, 1996 was $33.5 million, compared to $2.9 million for the year ended December 31, 1995. The $30.6 million additional loss was attributable to (i) a charge of $19.9 million relating to a lawsuit settled in March 1996 (the "Aetna lawsuit") (see Item 8 - Note 7), (ii) no income tax benefits recognized in 1996 on the losses resulting from the discontinued operations (see Item 8- Note 9) and (iii) continuing accounts receivable collection issues attributable in general to the fact that insurance companies are becoming more stringent in their payments to providers of psychiatric care, and particularly in 1996, to the impact of the Aetna lawsuit. The Company also recorded in 1996 an estimated disposal loss of $37.5 million on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated operating losses of approximately $4.3 million during the phase out period. The additional provision for net disposal loss of $22.5 million over the amount previously accrued at September 30, 1996 was due primarily to (i) a lower estimated net realizable value for these facilities, based on independent third party appraisals (ii) no income tax benefits recognized on the disposal loss of the discontinued operations in 1996 (see Item 8 - Note 9) and (iii) additional write offs of certain impaired assets. See discussion under "Disposition of the Psychiatric Hospitals and other LA Metro Hospitals."

  The Company's effective ongoing tax rate was 40.7% in 1996 as compared to 41.0% in 1995 before giving effect to the valuation allowance (see Item 8 -
Note 9). The Company recognized a reduction in income tax benefits of $50.0 million in 1996, $17.7 million of which was applied to continuing operations. The remaining $32.3 million was applied to reduce the tax benefits of the losses from discontinued operations and the extraordinary loss. The income tax benefit for continuing operations in 1996 was recorded at an effective tax rate of 33.0%, and no net tax benefit was recognized with respect to discontinued operations or the extraordinary loss.

  Net loss for the year ended December 31, 1996 was $233.2 million, or $(5.95) per share, compared to net income of $3.4 million, or $0.12 per share, for the same period of 1995. Weighted average shares outstanding increased 31.7% from
29.8 million in 1995 to 39.2 million in 1996 from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares, both completed in August 1996. Included in 1996 income from continuing operations before income taxes, net income and net income per share were net aggregate nonrecurring charges of $173.6 million, $195.1 million and $4.97 per share, respectively. Included in 1995 income from continuing operations before income taxes, net income and net income per share were net aggregate nonrecurring gains of $9.0 million, $2.5 million and $0.08 per share, respectively. Aggregate nonrecurring gains (charges) for the years ended December 31, 1996 and 1995 were comprised of the following items ($ in 000's, except per share amounts):

                                                                         YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                                        1996                                                  1995
                                 --------------------------------------------------    ---------------------------------------------
                                                                                                             AFTER-
                                  PRE-TAX              AFTER TAX             EPS           PRE-TAX            TAX              EPS
                                 ----------           ----------          -------         ---------         -------         -------
Impairment charges               $  (72,322)          $  (48,456)         $ (1.23)        $    -            $   -           $   -
Merger costs                        (40,804)             (27,339)           (0.70)             -                -               -
Unusual charges                     (60,521)             (40,549)           (1.03)             -                -               -
Gain from sale of
  a hospital                           -                   -                  -               9,026           5,325            0.18
Discontinued
  operations (a)                       -                 (70,995)           (1.81)             -             (2,852)          (0.10)
Extraordinary
  loss (a)                             -                  (7,724)           (0.20)             -                -               -
                                 ----------           ----------          -------         ---------         -------         -------
Total impact of
  nonrecurring
  items                          $ (173,647)          $ (195,063)         $ (4.97)        $   9,026         $ 2,473         $  0.08
                                 ==========           ==========          =======         =========         =======         =======
---------------

(a) No income tax benefits were recognized on the losses associated with the discontinued operations and the extraordinary loss as a result of recording a valuation allowance on deferred tax assets in 1996 (see
         Item 8 - Note 9).

  See Item 8 - Notes 3, 6, 7 and 10 for a detailed description of the above nonrecurring items. See "Operations - Salt Lake City, Utah" below for a discussion of the performance of PHC Regional Hospital during 1996.

YEAR ENDED DECEMBER 31, 1995
COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Net revenue for the year ended December 31, 1995 was $434.2 million, a decrease of $4.4 million, or 1.0%, from $438.6 million for the same period of 1994. The $4.4 million decrease was primarily attributable to (i) a decrease of $13.3 million from hospitals located in California (ii) a decrease of $5.3 million from hospitals acquired or divested since January 1994, offset by an increase of $14.2 million at the remaining facilities. The $13.3 million decrease at the California hospitals, of which $7.5 million was attributable to the LA metro hospitals, was due primarily to a change in payor mix from private insurance to managed care and Medicare/Medicaid and a decrease in inpatient business as a result of competition and a shift to less costly outpatient services. The $14.2 million increase at the remaining hospitals was due primarily to an increase in home health business at hospitals located primarily in Tennessee.

  The Company's hospitals experienced a 1.8% decrease in inpatient admissions from 46,407 in 1994 to 45,574 in 1995. Patient days decreased 4.0% from 256,470 in 1994 to 246,107 in 1995. Such decreases were primarily attributable to the hospitals located in California. Outpatient visits increased 37.5% from 726,016 in 1994 to 998,551 in 1995, mainly from an increase in home health visits at hospitals located primarily in Tennessee.

  Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 89.7% in 1994 to 91.9% in 1995 and operating margin decreased from 10.3% to 8.1%. Such decrease was due to (i) an increase of 2.2% in salaries and benefits, as a percentage of net revenue, primarily as a result of special bonuses of $4.2 million paid in 1995 to certain senior executive officers, additional home health business which was profitable but was more labor intensive and a reduction in net revenue attributable to factors other than volume (i.e., payor mix) and (ii) an increase of 0.3% in provision for bad debts as a percentage of net revenue, during 1995 as compared to 1994.

  Interest expense increased $2.6 million to $15.9 million in 1995 from $13.3 million in 1994, due to an increase in outstanding indebtedness during 1995 from additional borrowings under the then existing credit facility (which was to fund working capital requirements and capital expenditures) and an increase in interest rates on such credit facility and the commercial paper financing program (see Item 8 - Note 12).

  Depreciation and amortization increased $336,000 to $15.9 million in 1995 from $15.5 million for the same period of 1994, primarily from purchases of medical equipment and facility improvements during 1995.

  Loss from operations of the discontinued psychiatric hospitals increased $2.8 million from $106,000 during 1994 to $2.9 million during 1995. The $2.8 million additional loss was primarily attributable to accounts receivable collection issues as a result of the Aetna lawsuit and the fact that insurance companies in general are becoming more stringent in their payments to providers of psychiatric care.

  Net income for the year ended December 31, 1995 decreased 56.1% to $3.4 million, or $0.12 per share, from $7.8 million, or $0.26 per share. See the table preceding this section for a list of nonrecurring items included in 1995 net income. Net income for the year ended December 31, 1994 includes an extraordinary loss of $33,000 from early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities for the year ended December 31, 1996 was $22.1 million, compared to net cash provided by operating activities of $13.4 million for the same period of 1995. The $35.5 million decrease in net cash provided by operating activities was mainly attributable to cash used during 1996 to pay for Merger-related costs and settlement of certain lawsuits. Net cash used in investing activities increased $127.1 million to $140.9 million from $13.8 million during 1995, primarily from an increase in use of cash to finance the acquisition of hospitals (see Item 8 - Note 6). Net cash provided by financing activities during 1996 was $176.4 million, an increase of $173.6 million from $2.8 million during 1995. Such increase was due to the issuance of the Notes, the issuance of the 5.2 million shares of the Company's common stock and net incremental borrowings under the Credit Facility, net of amounts used therefrom to repay $75.0 million of senior subordinated notes, certain indebtedness assumed from the merger with Champion and amounts outstanding under the previous $230.0 million revolving line of credit.

  Net working capital was $33.8 million at December 31, 1996, a decrease of $23.2 million from $57.0 million at December 31, 1995. The decrease in net working capital was mainly attributable to an increase in accounts payable and accrued expenses from the facilities acquired during 1996 and from an accrual for a loss contract. The Company's long- term debt as a percentage of total capitalization was 91.0% at December 31, 1996, compared to 60.0% at December
31, 1995. The increase was primarily attributable to the issuance of the $325.0 million Notes, net incremental borrowings under the Credit Facility and a reduction in retained earnings as a result of a net loss and cash dividends paid during 1996. Such increase was offset by the issuance of 19.8 million shares of the Company's common stock related to the Champion merger, the equity offering of 5.2 million shares of the Company's common stock and the repayment of certain indebtedness using the net proceeds from the above financing activities.

  On August 16, 1996, the Company entered into a new Credit Agreement which provides for a revolving line of credit in the amount of $400.0 million which, as discussed below, has been reduced to $200.0 million. The Credit Facility is available for working capital purposes, to finance capital expenditures, to fund acquisitions and for the issuance of letters of credit. See Item 8 - Note 10 for a more detailed description of the Credit Agreement. As a result of a loss recorded by the Company for the year ended December 31, 1996 and the restatement of the prior years' financial statements, the Company was in violation of certain financial covenants of the Credit Agreement. As of April 15, 1997, the Company has received waivers from the Lenders under the Credit Agreement of defaults resulting from the violation of the financial covenants and the Company has entered into an amendment to the Credit Agreement, which provides, among other things, (i) a reduction in the credit commitment from $400.0 million to $200.0 million, (ii) interest rates which generally increase effective April 14, 1997 by .50% on a monthly basis until such increase reflects an 8.00% increase as compared to rates otherwise in effect prior to April 14, 1997, (iii) a limitation of $20.0 million in unrestricted additional borrowings under the Amended Credit Agreement for purposes other than Permitted Acquisitions, as defined, (iv) a limitation of $20.0 million in borrowings for Permitted Acquisitions, (v) the right by lenders to a first priority lien in the Company's real and personal properties; however, total collateral value based upon appraised fair market value cannot exceed 133.0% of the aggregate principal amount of the commitments, (vi) proceeds of asset dispositions must be applied as a permanent reduction of the debt outstanding under the Credit Agreement and
(vii) additional restrictive financial covenants. The Company believes it will continue to maintain adequate liquidity under the Amended Credit Agreement. The Company intends to renegotiate or refinance its Amended Credit Agreement in the near term to improve flexibility in accomplishing its strategic objectives.

  The Company has an agreement with an unaffiliated trust (the "Trust") to provide up to $65.0 million in accounts receivable financing. Under such arrangement, which the Company believes will continue after June 1997, the Company sells its eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution agrees to provide up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company, with the Eligible Receivables serving as collateral. At December 31, 1996, Eligible Receivables sold to the Trust were $49.8 million. In addition to obtaining the waiver for the Credit Agreement, the Company also obtained a waiver of certain provisions under the Trust.

  The Company expects to receive Federal and state income tax refunds of approximately $22.0 million during 1997 and $14.0 million during 1998, as a result of recording a net loss for the year ended December 31, 1996.

  Pursuant to the partnership agreement with DHHS, the Company may be required to purchase the remaining 50% partnership interest of the other partner upon demand for a cash purchase price as specified in the agreement, but in no event less than $50.0 million, commencing January 1998. The Company has one year from such demand date in which to complete its purchase of the other partner's interest. The Company believes it could finance such purchase, if required, through bank or other borrowings.

  The Company anticipates that internally generated cash flows from earnings, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, the liquidation of investments in marketable securities held by HAC, the Federal and state income taxes refunds, and available borrowings under its Credit Agreement will be sufficient to fund capital expenditures and working capital requirements through 1997. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

PENDING LITIGATION

  The Company, along with others, has been named in several law suits that assert putative class actions on behalf of stockholders and bondholders for claims under Federal and state statutes, including securities laws, and common law, arising out of the August 1996 merger of the Company and Champion and the August 1996 public offerings of common stock and subordinated notes. Additionally, a stockholder's derivative action has been filed based upon the August 1996 transactions, and Champion and the Company are likewise the subject of a stockholder's class action filed in April 1996 that was based upon what was then the proposed merger. See "Item 3. Legal Proceedings" of this report for a description of such litigation.

  The Company believes that the outcome of certain of the claims will probably be unfavorable to the Company. The Company also believes that the stockholder class actions asserted against the Company are likely to settle rather than to proceed to trial, judgment, and appeal and that, given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the Federal bankruptcy reorganization laws. The Company also understands that securities class actions are from time to time settled, in part, with the contribution by defendant companies of equity or debt securities as well as the payment of cash.

  For a variety of reasons, the Company believes that its ultimate cash exposure in a settlement will be within its financial resources. These reasons include the likelihood that a settlement would consist of contributions of insurance proceeds, cash contributions from other existing and potential defendants, and the issuance of equity or debt securities, as well as the payment of cash, by the Company as part of a settlement fund. Another reason is that a settlement would probably involve a reduction from the total possible award to the plaintiff classes because of inherent uncertainties and risks associated with the litigation against the Company. The Company believes that, as part of a global settlement, the class of plaintiffs that includes the relatively small number of former Champion stockholders who own a significant amount of the Company's common stock might accept some form of debt or equity securities of the Company. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation, however, and the Company can provide no assurance that the results will not have a significant adverse effect on it.

DISPOSITION OF THE PSYCHIATRIC HOSPITALS AND OTHER LA METRO HOSPITALS

  In September 1996, the Company adopted a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals (four in the LA metro area, of which one was previously closed in April 1995). It also adopted a plan to exit the LA metro market principally through the disposition of the under performing hospitals in that area (including one which was previously closed in March 1996). The disposition of these hospitals will enable the Company to remain focused on operating its acute care hospitals and to exit a market heavily penetrated by managed care organizations where it is not a preeminent provider of healthcare services. The Company expects to complete such dispositions by December 31, 1997.

  DISPOSITION OF PSYCHIATRIC HOSPITALS - Although the psychiatric hospitals have been operated at a loss in recent years, the deterioration of such operations accelerated significantly during 1996. Such deterioration was caused by, among other reasons, insurance companies becoming more stringent in their payments to providers of psychiatric care. See "Results of Operations" for a discussion of the psychiatric hospitals' operating results in recent periods.

  DISPOSITION OF OTHER LA METRO HOSPITALS - Prior to the year ended December 31, 1996 , the acute care LA metro hospitals held for sale had been profitable (before allocation of corporate overhead and interest), although producing operating margins below the average of the Company's other hospitals. Commencing in 1996, due to a continuing change in payor mix from private insurance to managed care and Medicare/Medicaid, a change in acuity level and intense competition, and despite a combined increase in both inpatient and outpatient volume, the

Company recorded a net operating loss (loss before allocation of corporate overhead and interest) of $6.2 million as related to these hospitals , as compared to net operating income of $4.2 million and $4.9 million for the years ended December 31, 1995 and 1994, respectively.

  In conjunction with the disposition of these hospitals and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective September 30, 1996, the Company recorded an impairment loss of $11.9 million ($8.0 million after-tax) in 1996 on four of these facilities and a related clinic.

  Management has taken the following actions to stabilize the operating conditions and curtail further losses at the LA acute care and psychiatric facilities since September 1996: (i) closed the emergency room and the intensive care unit at the 50-bed Norwalk Community Hospital in December 1996,
(ii) closed the 104-bed Orange County Community Hospital of Orange in January 1997 and consolidated services into the 55-bed Buena Park facility, (iii) reduced staff and eliminated professional fees and unprofitable services at certain facilities, where appropriate, and (iv) negotiated joint venture arrangements with physician groups.

  Management believes that the combined operations of the LA metro facilities, including the psychiatric hospitals, have been stabilized. The Company expects the combined operating results of these facilities to be marginally profitable during 1997. However, should there be losses, any such losses would be significantly less than the losses recorded in 1996.

OPERATIONS - SALT LAKE CITY, UTAH

  One of the main considerations in the merger between the Company and Champion was the combined operations in the Salt Lake City, Utah region, which would position the Company as one of the three leading healthcare network providers in that growing market. While the Company still maintains such strategy to be economically sound and critical to its growth, PHC Regional Hospital has operated significantly below expectation. Excluding the loss contract accrual, the impairment charge and interest, PHC Regional Hospital had operating losses of $7.7 million ($5.1 million after tax) for the period from May 17, 1996 to December 31, 1996. As a result, the contributions to the Company's operating results from the Utah group of hospitals during 1996 were less than originally projected.

  Significant factors contributing to the underperformance of PHC Regional Hospital were: (i) a larger than anticipated percentage of referrals going outside the Company's network, (ii) inappropriate controls on patient utilization, (iii) lack of timely reporting from the previous owner, FHP, with whom the Company has a capitated agreement to provide healthcare services for approximately 94,000 enrollees and (iv) slower growth in non-capitated business than expected. Presently, management is taking the following actions to address these problems: (i) hiring an outside firm to review the utilization and referrals out of the network by FHP under the capitated contract since the acquisition date to determine compliance with contract terms, (ii) implementing steps to capture business going outside the network such as cardiac business,
(iii) completing its analysis to determine the time frame and means to improve financial performance under the current capitated arrangements and (iv) developing its own utilization review process. There can be no assurance that these actions will improve performance or resolve these problems.

   Including an impairment charge and a charge for a loss contract totaling $60.7 million after-tax ($1.55 per share) as described under "PHC Regional Hospital," the Company recorded net operating losses (losses before allocation of corporate overhead and interest) of $65.8 million after-tax ($1.68 per share) as related to PHC Regional Hospital.

  The Company believes that certain of the significant factors contributing to the loss at PHC Regional Hospital are a result of a breach by FHP of the Provider Service Agreement. The Company intends to resolve its contract disputes with FHP without resorting to litigation. The Company has developed a consolidation plan that may result in closing PHC Regional Hospital based upon the option to redistribute from PHC Regional Hospital the patient volume to the Company's remaining four hospitals in its Salt Lake network. These plans are subject to coordination and negotiation with FHP, the hospital's medical staff and other providers in the area.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

  For financial accounting purposes, a valuation allowance of $53.3 million had been recognized at December 31, 1996 to offset the deferred tax assets related to the Company's net operating losses, bad debt allowances and other accrued expenses that resulted from the significant write-downs of assets during the year. Approximately $3.00 million of the valuation allowance resulted from the Champion Merger. In assessing the need for and amount of this valuation allowance, the Company has relied principally upon future income generated by tax planning strategies. The Company is also relying, in part, on future taxable income to determine the valuation allowance required; however, by its very nature, future taxable income requires estimates and judgments about future events and is considered difficult to measure objectively. Accordingly, the Company has only considered one year of future earnings in assessing the need for an amount of a valuation allowance.

  If the Company was to determine in the future that such tax planning strategies will not be completed or if future income does not prove to be sufficient to realize the benefit previously recorded, an adjustment to the net deferred tax liability would be charged to income in the period such determination was made.

  The Company has significant net operating losses to offset future taxable income. However, U.S. federal income tax law limits a corporation's ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period. In the event of such a future ownership change, the Company's net operating loss carryforward would be subject to an annual limitation. This would require an adjustment to the net deferred tax liability that would be charged to income in the period such an ownership change occurred.

REGULATORY MATTERS

  The Medicare and Medicaid reimbursement programs have been changed by legislative and regulatory actions many times since their inception. The changes have usually reduced the rate of growth in reimbursement payments and placed a greater administrative burden on hospitals and other providers of healthcare services. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may further affect payments made under those programs. Additionally, various legislative proposals for healthcare reform have been proposed at both federal and state levels. The Company cannot predict the effect that future changes in the Medicare and Medicaid programs or other reforms may have on its business, and there can be no assurance that any such changes or reforms will not have a material adverse effect on the Company's future revenue or liquidity.

IMPACT OF INFLATION

  The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages of qualified personnel in the marketplace occur. The Company has, to date, offset increases in other operating costs by increasing charges and expanding services and implementing cost control measures to curb increases in operating costs and expenses. The Company's ability to increase prices is limited by various federal and state laws that establish payment limitations for hospital services rendered to Medicare and Medicaid patients and by other factors. The Company's ability to increase prices may also be affected by its need to remain competitive. There can be no assurance that the Company will be able to continue to offset such future cost increases.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Paracelsus Healthcare Corporation
  Consolidated Financial Statements:
       Report of Independent Auditors.................................      32
       Consolidated Balance Sheets - December 31, 1996 and 1995.......      33
       Consolidated Statements of Operations -- for the years ended
             December 31, 1996, 1995 and 1994.........................      35
       Consolidated Statements of Stockholders' Equity -- for the
             years ended December 31, 1996, 1995 and 1994.............      36
       Consolidated Statements of Cash Flows -- for the years
             ended December 31, 1996, 1995 and 1994...................      37
       Notes to Consolidated Financial Statements.....................      39

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Paracelsus Healthcare Corporation

         We have audited the accompanying consolidated balance sheets of Paracelsus Healthcare Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paracelsus Healthcare Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, prior years' financial statements have been restated. Also as discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective September 30, 1996.




                                        /s/ Ernst & Young LLP
                                        ERNST & YOUNG LLP
Houston, Texas
April 15, 1997

                       PARACELSUS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)

                                                                             DECEMBER 31,
                                                                   ----------------------------------
                                                                      1996                  1995
                                                                   ----------------------------------
                                                                                        (Restated -
                                                                                        See Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                          $  17,771           $   4,418
  Restricted cash                                                        2,358                  --
  Marketable securities (Note 4)                                        22,243              12,643
  Accounts receivable, net of allowance
   for doubtful accounts 1996- $17,649; 1995- $28,321                   64,687              53,538
  Supplies                                                              14,406              10,521
  Deferred income taxes (Note 9)                                        28,739              13,742
  Refundable income taxes                                               31,003              15,083
  Prepaid expenses and other current assets                             16,423              16,427
                                                                     ---------           ---------
    Total current assets                                               197,630             126,372
Property and equipment (Notes 6 and 11)
  Land and improvements                                                 26,372              23,366
  Buildings and improvements                                           252,298             138,206
  Equipment                                                            131,278             101,220
  Construction in progress                                              10,749              10,893
                                                                     ---------           ---------
                                                                       420,697             273,685
Less:  Accumulated depreciation and amortization                      (109,862)           (106,306)
                                                                     ---------           ---------
                                                                       310,835             167,379
Long-term assets of discontinued operations,
 net (Note 7)                                                           18,499                   -
Assets held for sale, net (Note 8)                                      22,095                   -
Marketable securities (Note 4)                                               -              10,066
Investment in Dakota Heartland Health
 System (Note 5)                                                        48,463                   -
Deferred income taxes (Note 9)                                          14,414
Goodwill (Note 6)                                                      118,168               2,697
Other assets                                                            42,728              26,872
                                                                     ---------           ---------
Total Assets                                                         $ 772,832           $ 333,386
                                                                     =========           =========


                       PARACELSUS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)

                                                                             DECEMBER 31,
                                                                   ----------------------------------
                                                                      1996                  1995
                                                                   ----------------------------------
                                                                                        (Restated -
                                                                                        See Note 2)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable                                                 $   40,408          $  26,672
   Due to government third parties                                      16,292                  -
   Accrued liabilities
     Accrued salaries and benefits                                      36,560             24,368
    Accrued loss contract (Note 3)                                      23,573                  -
    Accrued interest                                                    13,177               2,171
     Other                                                              29,179              11,000
   Current maturities of long-term debt                                  4,679               5,150
                                                                    ----------          ----------
      Total current liabilities                                        163,868              69,361
                                                                    ----------          ----------

 Long-term debt (Note 10)                                              491,057             130,352
 Other long-term liabilities (Note 3)                                   69,420              25,230
 Deferred income taxes (Note 9)                                              -              21,544
 Minority interests                                                          -                 178

 Commitments and contingencies (Notes 10, 11 and 16)

 Stockholders' equity
  Preferred Stock, $.01 par value per share,
   25,000,000 shares authorized, none outstanding                            -                   -
  Common Stock, no stated value, 150,000,000 shares
   authorized, 54,814,000 shares outstanding in 1996
   and 29,772,000 in 1995                                              224,472               4,500
  Additional paid-in capital                                               390                 390
  Unrealized gains on marketable securities,
   net (Note 4)                                                            100                 212
  Retained earnings (Accumulated deficit)                             (176,475)             81,619
                                                                    ----------          ----------
    Total stockholders' equity                                          48,487              86,721
                                                                    ----------          ----------
 Total Liabilities and Stockholders' Equity                         $  772,832          $  333,386
                                                                    ==========          ==========

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ in 000's, except per share data)

                                                                  RESTATEMENT - SEE NOTE 2
                                                  --------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31
                                                  --------------------------------------------------------
                                                      1996                   1995                  1994
                                                  --------------------------------------------------------
Net revenue                                       $    493,106            $  434,179            $ 438,625

Costs and Expenses:
  Salaries and benefits                                238,074               198,914              191,299
  Other operating expenses                             217,180               176,572              180,000
  Provision for bad debts                               38,321                23,533               22,251
  Interest                                              31,034                15,847               13,310
  Depreciation and amortization                         23,727                15,872               15,536
  Impairment charges (Note 3)                           72,322                    -                     -
  Merger costs (Note 6)                                 40,804                    -                     -
  Unusual charges (Note 3)                              60,521                    -                     -
                                                  ------------            ----------            ---------
Total costs and expenses                               721,983               430,738              422,396
Gain from sale of a hospital                                 -                 9,026                    -
Income (loss) from continuing
 operations before minority
 interests, income taxes and
 extraordinary loss                                   (228,877)               12,467               16,229
Minority interests                                      (1,806)               (1,803)              (2,449)
                                                  ------------            ----------            ---------
Income (loss) from continuing
 operations before income taxes
 and extraordinary loss                               (230,683)               10,664               13,780
Provision (benefit) for
 income taxes                                          (76,186)                4,375                5,818
                                                  ------------            ----------            ---------
Income (loss) from continuing
 operations before extraordinary
 loss                                                 (154,497)                6,289                7,962
Discontinued operations (Note 7):
 Loss from operations of
   discontinued psychiatric
   hospitals, net                                      (33,545)               (2,852)                (106)
 Loss on disposal of discontinued
   psychiatric hospitals, net                          (37,450)                    -                    -
                                                  ------------            ----------            ---------
Income (loss) before
 extraordinary loss                                   (225,492)                3,437                7,856
Extraordinary loss from early
 extinguishment of debt, net
 (Note 10)                                              (7,724)                    -                  (33)
                                                  ------------            ----------            ---------
Net Income (loss)                                 $   (233,216)           $    3,437            $   7,823
                                                  ============            ==========            =========
Income (loss) per share:
  Continuing operations                           $      (3.94)           $     0.21            $    0.26
  Discontinued operations                                (1.81)                (0.09)                   -
  Extraordinary loss                                     (0.20)                    -                    -
                                                  ------------            ----------            ---------
Income (loss) per share                           $      (5.95)           $     0.12            $    0.26
                                                  ============            ==========            =========
Weighted average shares
 outstanding                                            39,213                29,772               29,772

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            ($ and shares in 000's)

                                                                RESTATEMENT - SEE NOTE 2
                                     -----------------------------------------------------------------------------------------------
                                           COMMON STOCK                               UNREALIZED         RETAINED
                                     ------------------------        ADDITIONAL      GAIN (LOSS) ON      EARNINGS
                                                  OUTSTANDING         PAID-IN         MARKETABLE       (ACCUMULATED
                                     SHARES          AMOUNT           CAPITAL         SECURITIES         DEFICIT)          TOTAL
                                     -----------------------------------------------------------------------------------------------

Balance at
 December 31, 1993, as
 previously reported                      1          $  4,500        $  390            $    -        $  85,650        $  90,540
Prior period adjustments                  -                 -             -                 -           (6,476)          (6,476)
                                     -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1993, as
 restated                                 1             4,500           390                             79,174           84,064
Dividends to
 stockholder                              -                 -             -                 -           (3,416)          (3,416)
Cumulative effect
 of a change in
 accounting for
 marketable
 securities, net
 of taxes                                 -                 -             -               (67)               -              (67)
Change in
 unrealized losses
 on marketable
 securities, net
 of taxes                                 -                 -             -               (67)                              (67)
Net income                                -                 -             -                 -            7,823            7,823
                                     -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1994                        1             4,500           390              (134)          83,581           88,337
Dividends to
 stockholder                              -                 -             -                 -           (5,399)          (5,399)
Change in
 unrealized gains
 on marketable
 securities, net
 of taxes                                 -                 -             -               346                -              346
Net income                                -                 -             -                 -            3,437            3,437
                                     -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1995                        1             4,500           390               212           81,619           86,721
66,159.426-for-one
 stock split                         29,771                 -             -                 -                -                -
Acquisition of
 Champion                            19,762           158,449             -                 -                -          158,449
Sale of common
 stock                                5,200            39,841             -                 -                -           39,841
Grant of value
 options (Note 14)                        -            21,642             -                 -                -           21,642
Exercise of stock
 subscription
 rights                                  80                40             -                 -                -               40
Dividends to stockholder                  -                 -             -                 -          (24,878)         (24,878)
Change in
 unrealized losses
 on marketable
 securities, net
 of taxes                                 -                 -             -              (112)               -             (112)
Net loss                                  -                 -             -                 -         (233,216)        (233,216)
                                     -----------------------------------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 1996                   54,814          $224,472        $  390            $  100        $(176,475)       $  48,487
                                     ===============================================================================================

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)

                                                                                    RESTATEMENT - SEE NOTE 2
                                                                    -----------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31
                                                                    -----------------------------------------------------
                                                                        1996                   1995                1994
                                                                     ----------             ----------           ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (233,216)            $  3,437             $ 7,823
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                       23,727               15,872              15,536
    Impairment charges                                                   72,322                    -                   -
    Disposal loss on discontinued operations                             37,450                    -                   -
    Non-cash merger expenses                                             16,565
     Gain from disposal of facilities                                         -               (9,026)                  -
     Deferred income taxes, credits and
      other non-cash expenses                                           (64,382)             (11,749)             (5,269)
     Extraordinary loss                                                   7,724                    -                  33
     Minority interests                                                   1,806                1,803               2,449
    Distributions from Dakota Heartland
      Health System                                                       5,063                    -                   -
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions:
        Accounts receivable                                               5,464                2,270              (6,743)
        Supplies, prepaid expenses and other
       current assets                                                    (1,819)               1,199              (5,741)
        Accounts payable and other accrued
       liabilities                                                      107,159                9,607               8,167
                                                                     ----------             --------             -------
  Net cash (used in) provided by operating
    activities                                                          (22,137)              13,413              16,255
                                                                     ----------             --------             -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                              (4,332)              (4,608)             (7,621)
  Sale of marketable securities                                           4,513                    -                 566

  Maturities of held-to-maturity securities                                 150                  213                 198
  Acquisitions of facilities, net of cash acquired                     (117,835)              (3,010)                  -
  Proceeds from disposal of facilities                                        -               18,564               1,000
  Additions to property and equipment, net                              (14,513)             (19,396)            (12,739)
  Decrease in minority interests                                         (2,389)              (1,832)             (2,433)
  Increase in other assets                                               (6,467)              (3,741)             (6,573)
                                                                     ----------             --------             -------
  Net cash used in investing activities                                (140,873)             (13,810)            (27,602)
                                                                     ----------             --------             -------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Revolving Credit
   Facility                                                             446,500               58,500              44,500
  Repayments under Revolving Credit
   Facility                                                            (342,000)             (49,000)            (24,500)
  Proceeds from long-term borrowings                                    323,498                  503                 410
  Repayments of debt                                                   (266,598)              (1,793)             (4,925)
  Sale of common stock, net                                              39,841                   -                   -
  Dividends to shareholder                                              (24,878)              (5,399)             (3,416)
                                                                     ----------             --------             -------
  Net cash provided by financing activities                             176,363                2,811              12,069
                                                                     ----------             --------             -------
  Increase in cash and cash equivalents                                  13,353                2,414                 722
  Cash and cash equivalents at beginning of
    year                                                                  4,418                2,004               1,282
                                                                     ----------             --------             -------
  Cash and cash equivalents at end of year                           $   17,771             $  4,418             $ 2,004
                                                                     ==========             ========             =======


                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)

Supplemental schedule of noncash investing and financing activities:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             1996              1995              1994
                                                                          ----------         --------           --------
Details of unrealized gains or (losses) on marketable
securities:
   Marketable securities                                                  $    (170)        $    524            $ (102)
   Deferred taxes                                                                58             (178)               35
                                                                          ---------         --------            -------
   Increase (decrease) in
    stockholders' equity                                                  $    (112)        $    346            $ ( 67)
                                                                          =========         ========            =======
   Leases capitalized                                                     $     230         $    117            $  713
                                                                          =========         ========            =======
Details of businesses acquired in purchase transactions:
   Fair value of assets acquired                                          $ 502,426         $  3,010            $   -
   Liabilities assumed                                                     (220,624)               -                -
  Stock and stock options issued                                           (163,967)               -                -
                                                                          ---------         --------            -------
Cash paid for acquisitions                                                $ 117,835         $  3,010            $   -
                                                                          =========         ========            =======


                            See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

NOTE 1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. Prior to August 16, 1996, the Company was wholly owned by Dr. Manfred G. Krukemeyer, the Company's Chairman of the Board of Directors. On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger") and completed an initial public equity offering . The results of Champion have been included in the operations of the Company since August 16, 1996. As of December 31, 1996, the Company operated 31 hospitals with 3,243 licensed beds in 11 states (including five psychiatric hospitals with 437 licensed beds (see
Note 7)).

  BASIS OF PRESENTATION - On September 12, 1996, the Company changed its fiscal year end from September 30 to December 31. All periods presented have been recast to conform with the new fiscal year.

  Certain reclassifications to the prior years' financial statements have been made to conform to the 1996 presentation.

  PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned or majority owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in affiliates, of which the Company owns more than 20% but not in excess of 50%, are recorded on the equity method. Minority interests represent income allocated to the minority partners' investment.

  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH EQUIVALENTS - The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

  RESTRICTED CASH - The Company has restricted cash of $2.4 million for payments of fees and interest related the commercial paper financing program (see Note 12).

  MARKETABLE SECURITIES -   Marketable securities, consisting of corporate
bonds, mortgage-backed bonds, government securities and equity securities, are stated at amortized cost if classified as held-to-maturity and at fair value if classified as available-for-sale. Unrealized gains and losses, net of tax, of available-for-sale securities are included as a component of stockholders' equity until realized. Available-for-sale securities that are available for use in current operations are classified as current assets regardless of the securities' contractual maturity dates. As of December 31, 1996, the Company classified all marketable securities as available-for-sale (see Note 4).

  SUPPLIES - Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

  PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the land improvements (5-25 years), buildings and improvements (5-40 years) and equipment(3-20 years). Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred.

  GOODWILL AND OTHER ASSETS - Goodwill, representing costs in excess of net assets acquired, is amortized on a straight line basis over a period of 20 to 35 years. The Company regularly reviews the carrying value of goodwill in relation to the operating performance and future undiscounted cash flows of the underlying hospitals. The Company records to expense, on a current basis, any diminution in values based on the difference between the sum of the future discounted cash flows and net book value. Debt issuance costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt. Amortization expense was $4.7 million, $2.0 million and $2.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  NET REVENUE - Net revenue includes amounts estimated by management to be reimbursable by Medicare under the Prospective Payment System and by Medicare and Medicaid programs under the provisions of cost-reimbursement and other payment formula. Payments for services rendered to patients covered by such programs are generally less than billed charges. Deductions from revenue are made to reduce the charges to these patients to estimated receipts based on each program's principle of payment/reimbursement. Final settlements under these programs are subject to administrative review and audit by third parties. For the acute care hospitals, approximately 58.4%, 61.3% and 58.0% of gross patient revenue for the years ended December 31, 1996, 1995 and 1994, respectively, related to services rendered to patients covered by Medicare and Medicaid programs. Approximately 36.7%, 22.3% and 12.6% of gross patient revenue of the psychiatric hospitals were derived from such programs for the same respective periods.

  In the ordinary course of business, the Company renders services free of charge to patients who are financially unable to pay for hospital care. The value of this charity care is not material to the Company's consolidated results of operations.

  INCOME TAXES - The Company records its income taxes under the liability method. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Due to the anti-dilutive effect, stock options and warrants, which are considered common stock equivalents, and convertible securities have not been included in the 1996 earnings per share calculation. There were no stock options, warrants or convertible securities outstanding for periods prior to August 16, 1996. Fully diluted net income (loss) per share is not presented because it equals primary net income (loss) per share.

  Weighted average number of common shares outstanding for all periods presented have been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the Merger.

  EMPLOYEE STOCK OPTIONS - The Company has elected to continue following the existing accounting rules under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. See Note 14 for certain pro forma disclosures required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Issued to Employees."

  ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS - In June 1996, the Financial Accounting Standard Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transactions occurring after December 31, 1996. SFAS No. 125 applies to transactions similar to that which the Company has under its commercial paper financing program (see Note 12). The Company does not expect that the adoption of SFAS No. 125 will have a material impact on its financial statements.

NOTE 2.  RESTATEMENT OF FINANCIAL STATEMENTS

  In October 1996, the Board of Directors appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996. Such inquiry resulted in the Company restating its financial statements for the periods commencing January 1, 1992 through the nine months ended September 30, 1996, as recast to a calendar year basis.

  The need for prior period restatements was the result of accounting errors and irregularities at pre-merger Paracelsus in four areas: (i) overstatement of receivables due from Medicare and other government programs; (ii) use of corporate reserves; (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area; and (iv) deferral of facility closure costs which only affected the 1996 quarterly information. In the opinion of management, all material adjustments necessary to properly reflect the financial statements for all periods presented have been recorded. Adjustments pertaining to years prior to 1994 of $6.5 million have been reflected as a reduction to January 1, 1994 retained earnings.

  As a result of recording the restatement entries, an additional charge of $3.0 million ($1.7 million after-tax) was recorded for the nine months ended September 30, 1996.

  The impact of the restatement entries on the Company's 1995 and 1994 financial results is summarized in the following tables. Due to a change in fiscal year end and due to the reclassification of operating results of the psychiatric hospitals from continuing operations to discontinued operations, a reconciliation has been included in the following table to reconcile to the reported amounts as shown in the Consolidated Statements of Income for each respective year.


                                                                       Year Ended December 31, 1995
                                         -------------------------------------------------------------------------------------------
                                                                                                                 Restated
                                             As                                                                   Discon-
                                         Previously    Adjustments                     (a)            (b)         tinued
                                          Reported         to       As Restated     Restated        Restated    Operations
                                         Fiscal Year   Fiscal Year  Fiscal Year      Quarter        Quarter        Year      Year
                                            Ended         Ended        Ended          Ended          Ended         Ended     Ended
                                          September     September    September      December        December     December   December
                                             30,           30,          30,            31,            31,           31,        31,
(IN 000'S, EXCEPT PER SHARE DATA)           1995          1995          1995          1995            1994         1995       1995
                                         -------------------------------------------------------------------------------------------
                                                                                    (Unaudited)   (Unaudited)
Net revenue                              $ 500,703      $(12,100)   $ 488,603       $ 130,161    $(127,131)  $ (57,454)   $ 434,179
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Costs and expenses:
  Salaries and benefits                    213,849(c)       (142)     213,707          55,545      (53,371)    (16,967)     198,914
  Other operating expenses                 198,670         7,582      206,252          53,176      (56,291)    (26,565)     176,572
  Provision for bad debts                   39,277           151       39,428           9,612       (8,804)    (16,703)      23,533
  Interest                                  15,746             -       15,746           3,851       (3,716)        (34)      15,847
  Depreciation and amortization             17,276             -       17,276           3,988       (4,340)     (1,052)      15,872
  Unusual charges                              973             -          973               -            -        (973)           -
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Total costs and expenses                   485,791         7,591      493,382         126,172     (126,522)    (62,294)     430,738
Gain from sale of a hospital                 9,026(d)          -        9,026               -            -           -        9,026
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Income (loss) from continuing
 operations before minority
 interests and income taxes                 23,938       (19,691)       4,247           3,989         (609)      4,840       12,467
Minority interests                          (1,927)            -       (1,927)           (569)         693           -       (1,803)
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Income (loss) from
 continuing operations before
 income taxes                               22,011       (19,691)       2,320           3,420           84       4,840       10,664
Provision for income
  taxes (benefit)                            9,024        (8,073)         951           1,402           34       1,988        4,375
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Income (loss) from
 continuing operations                      12,987       (11,618)       1,369           2,018           50       2,852        6,289
Income (loss) from operations of
 discontinued psychiatric
 hospitals, net                                  -             -            -               -            -      (2,852)      (2,852)
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Net Income (loss)                        $  12,987      $(11,618)   $   1,369       $   2,018    $      50   $       -    $   3,437
                                         =========      ========    =========       =========    =========   =========    =========
Income (loss) per
 share:
  Continuing operations                  $    0.44      $  (0.39)   $    0.05       $    0.07    $       -   $    0.09    $    0.21
  Discontinued operations                        -             -            -               -            -       (0.09)       (0.09)
                                         ---------      --------    ---------       ---------    ---------   ---------    ---------
Income (loss) per share                  $    0.44      $  (0.39)   $    0.05       $    0.07    $       -   $       -    $    0.12
                                         =========      ========    =========       =========    =========   =========    =========
Weighted average shares
  outstanding                               29,772        29,772       29,772          29,772       29,772      29,772       29,772


--------------------
(a) See Note 19 for a reconciliation of the restated quarterly amounts to previously reported amounts in filed quarterly reports on Form 10-Q.
(b) The impact of the restatement entries for the quarter ended December 31, 1994 was an increase (decrease) in net revenue, net income and income
       (loss) per share of $3.0 million, $(2.5 million) and $(0.09), respectively. Net income from discontinued operations, as restated, for the quarter ended December 31, 1994 was $1.4 million ($0.05 per share).
(c) Includes special bonuses of $4.2 million paid to certain senior executive officers of the Company which was previously reported as an unusual charge in 1995.
(d)    Amount previously reported as a component of net revenue.


                                                                         Year Ended December 31, 1995
                                         -------------------------------------------------------------------------------------------
                                                                                                                 Restated
                                             As                                                                   Discon-
                                         Previously    Adjustments                     (a)            (b)         tinued
                                          Reported         to       As Restated     Restated        Restated    Operations
                                         Fiscal Year   Fiscal Year  Fiscal Year      Quarter        Quarter        Year      Year
                                            Ended         Ended        Ended          Ended          Ended         Ended     Ended
                                          September     September    September      December        December     December   December
                                             30,           30,          30,            31,            31,           31,        31,
(IN 000'S, EXCEPT PER SHARE DATA)           1994          1994          1994          1994            1993         1994       1994
                                         -------------------------------------------------------------------------------------------
                                                                                    (Unaudited)   (Unaudited)
Net revenue                             $  507,864    $ (10,666)   $ 497,198     $ 127,131    $(121,275)    $ (64,429)  $ 438,625
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Costs and expenses:
  Salaries and benefits                    209,772          (21)     209,751        53,371      (50,845)      (20,978)    191,299
  Other operating expenses                 212,064          570      212,634        56,291      (58,979)      (29,946)    180,000
  Provision for bad debts                   33,110            -       33,110         8,804       (7,378)      (12,285)     22,251
  Interest                                  12,966            -       12,966         3,716       (3,330)          (42)     13,310
  Depreciation and amortization             16,565            -       16,565         4,340       (3,910)       (1,459)     15,536
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Total costs and expenses                   484,477          549      485,026       126,522     (124,442)      (64,710)    422,396
Income (loss) from continuing
  operations before minority
  interests, income taxes and
  extraordinary loss                        23,387      (11,215)      12,172           609        3,167           281      16,229
Minority interests                          (2,517)           -       (2,517)         (693)         859           (98)     (2,449)
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Income (loss) from continuing
  operations before income taxes
  and extraordinary loss                    20,870      (11,215)       9,655           (84)       4,026           183      13,780
Provision for income
  taxes (benefit)                            8,567       (4,604)       3,963           (34)       1,812            77       5,818
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Income (loss) from continuing
  operations before extraordinary
  loss                                      12,303       (6,611)       5,692           (50)       2,214           106       7,962
Income (loss) from operations of
  discontinued psychiatric
  hospitals, net                                 -            -            -             -            -          (106)       (106)
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Income (loss) before
  extraordinary loss                        12,303       (6,611)       5,692           (50)       2,214             -       7,856
Extraordinary loss from
 early extinguishment
 of debt, net                                 (497)           -         (497)            -          464             -         (33)
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Net Income (loss)                       $   11,806     $ (6,611)   $   5,195     $     (50)   $   2,678     $       -   $   7,823
                                        ==========    =========    =========     =========    =========     =========   =========
Income (loss) per share:
  Continuing operations                 $     0.42     $  (0.23)   $    0.19     $       -    $    0.07     $       -   $    0.26
  Discontinued  operations                       -            -            -             -            -             -           -
  Extraordinary loss                         (0.02)           -        (0.02)            -         0.02             -           -
                                        ----------    ---------    ---------     ---------    ---------     ---------   ---------
Income (loss) per share                 $     0.40     $  (0.23)   $    0.17     $       -    $    0.09     $       -   $    0.26
                                        ==========    =========    =========     =========    =========     =========   =========
Weighted average shares
  outstanding                               29,772       29,772       29,772        29,772       29,772                    29,772

--------------------
(a) The impact of the restatement entries for the quarter ended December 31, 1993 was a decrease in net revenue, net income and income (loss) per share of $573,000, $4.5 million and $0.15, respectively. Net income from discontinued operations, as restated, for the quarter ended December 31, 1993 was $581,000 ($0.02 per share).

  See Item 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for restated selected operating and balance sheet data for the five-year period ending December 31, 1996.

  The Company intends to file shortly after the filing of this report, amended quarterly reports on Form 10-Q/A for the 1996 quarters and the transition period ending December 31, 1995, restating the condensed consolidated financial statements previously reported and filed with the Securities and Exchange Commission.

NOTE 3 - IMPAIRMENT AND UNUSUAL CHARGES

  IMPAIRMENT CHARGE - Effective in the third quarter of 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." SFAS no. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Adoption of SFAS No. 121 resulted in a pre-tax impairment charge of $72.3 million ($48.5 million after-tax) for the write down of the long-lived assets of certain acute care hospitals, consisting of (i) $52.5 million ($35.2 million after-tax) for PHC Regional Hospital and Medical Center in Salt Lake City, Utah ("PHC Regional Hospital")(see Note 6),
(ii) $11.9 million ($8.0 million after-tax) for four of the acute care LA metro hospitals held for sale and a related clinic (see Note 8) and (iii) $7.9 million ($5.3 million after-tax) for two other facilities and other estimated disposition costs, based on independent third party appraisals. See Note 7 for information relating to the write down to estimated net realizable value of the psychiatric hospitals. In the opinion of management, there were no other events and circumstances which warrant impairment assessment for the Company's other assets.

  UNUSUAL CHARGES - During 1996, the Company entered into a capitated contract arrangement in connection with its acquisition of PHC Regional Hospital. Under the capitated contract, the Company is financially committed to provide healthcare services to members under the contract in return for a fixed premium per member per month. To the extent costs to provide healthcare services to contract members exceed fixed premium payments, the Company has incurred a loss under the contract. Based on a study conducted by the Company with the assistance of independent third party consultants, the Company estimates that expected future healthcare and maintenance costs under such capitated contract will exceed future premiums. Accordingly, the Company recorded a charge of $38.1 million ($25.5 million after-tax) for a loss contract at PHC Regional Hospital, of which $23.6 million was classified as current accrued loss contract and the remaining $14.5 million as other long term liabilities in the Consolidated Balance Sheet. The Company also recorded a charge of $22.4 million ($15.0 million after-tax) for expenses related to the Special Committee's investigation and other litigation matters (see Notes 2 and 16). The Company has recorded the above charges based on the best information available at the time. Accordingly, the ultimate loss related to such matters may vary from recorded amounts.

NOTE 4.   MARKETABLE SECURITIES

  At December 31, 1996, the Company classified all marketable securities held by its wholly owned insurance subsidiary, Hospital Assurance Company Ltd ("HAC"), as available-for-sale. HAC maintained the marketable securities for statutory purposes.

  In December 1996, pursuant to its plan to cease all underwriting activity of HAC, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category. The Company will liquidate all such investments during 1997 since it is no longer required to maintain marketable securities for statutory purposes. The amortized cost of those securities at the time of transfer was $9.0 million and the gross unrealized loss on those securities was $147,000.

  In November 1995, in concurrence with the adoption of "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred certain of its held-to-maturity debt securities to the available-for-sale category. The amortized cost of those securities at the time of transfer was $2.0 million and the gross unrealized loss on those securities was immaterial.

  In October 1994, the Company adopted SFAS No. 115. The cumulative effect of adopting such statement was immaterial.

  The following table summarizes marketable securities at December 31, 1996 and 1995 ($ in 000's):

                                                            DECEMBER 31, 1996
                                            ---------------------------------------------------
                                                             GROSS        GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                              COST         GAINS         LOSSES     FAIR VALUE
                                            ----------  ------------  -----------  ------------
Available-for-sale
   securities:
   Corporate bonds                            $ 1,664        $  136           $ -       $ 1,800
   U.S. Government notes                        1,099            42             -         1,141
   Mortgage-backed bonds                       12,117           127           349        11,895
   Obligations of states
     and municipalities                         6,700           109             2         6,807
   Equity securities`                             510            90             -           600
                                              -------        ------          ----       -------
                                              $22,090        $  504          $351       $22,243
                                              =======        ======          ====       =======



                                                            DECEMBER 31, 1995
                                            ---------------------------------------------------
                                                             GROSS        GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                              COST         GAINS         LOSSES     FAIR VALUE
                                            ----------  ------------  -----------  ------------
Available-for-sale
 securities:
   Corporate bonds                             $   437         $  20         $  -      $   457
   U.S. Government notes                         1,098            83            -        1,181
   Mortgage-backed bonds                         3,136            31            2        3,165
   Obligations of states
     and municipalities                          7,651           196            7        7,840
                                               -------         -----        ------     -------
                                               $12,322         $ 330       $    9      $12,643
                                               =======         =====       =======     =======

Held-to-maturity
 securities:
   Corporate Bonds                            $   933        $  -         $   24      $   909
   Mortgage-backed bonds                        9,133           86           233        8,986
                                              -------        -----        ------      -------
                                              $10,066        $  86        $  257      $ 9,895
                                              =======        =====       =======      =======


  The stated maturity distribution of the Company's marketable securities at December 31, 1996, is as follows:

                                                                             AMORTIZED     ESTIMATED
                                                                               COST       FAIR VALUE
                                                                             ---------    ----------
Fixed maturities due:
 After one through five
   years                                                                        $ 5,668       $ 5,859
 After five through ten
  years                                                                           4,800         4,893
 After ten years                                                                 11,112        10,891
 Equity securities                                                                  510           600
                                                                                -------       -------
                                                                                $22,090       $22,243
                                                                                =======       =======

  The fair value of the marketable securities was based on quoted market prices. Maturity dates were based on stated maturities of the securities. During the years ended December 31, 1996, 1995 and 1994, proceeds from maturities or sales of fixed maturity securities totaled $4.7 million, $213,000 and $764,000, respectively. There were realized gains (losses) of $84,000, $-0- and $(72,000) in the same respective periods.

NOTE 5. PARTNERSHIP WITH DAKOTA HEARTLAND HEALTH SYSTEM ("DHHS")

  As a result of the Merger, the Company, through a wholly owned subsidiary, owns 50% of a partnership operated as DHHS. DHHS owns and operates two general acute care hospitals with a total of 345 beds in Fargo, North Dakota. The Company has a contract with DHHS to manage the combined operations of both hospitals. It accounts for its investment in DHHS under the equity method.

  Pursuant to the terms of the partnership, the Company is required if necessary to advance funds to DHHS to cover any operating deficits. To date, no such advances have been required. The Company is entitled to receive 55% of DHHS' net income and distributable cash flow ("DCF"), as defined in the partnership agreement, until such time as it has recovered on a cumulative basis an additional $10.0 million of DCF in the form of an excess distribution. The Company received cash distributions of $5.1 million since August 16, 1996. The Company may be required to purchase the remaining 50% partnership interest of the other partner upon demand for a cash purchase price to be calculated as specified in the agreement. Commencing January 1998, such purchase price shall not be less than $50.0 million. The Company has one year from the demand date in which to complete its purchase of the other partner's interest.

NOTE 6.     ACQUISITIONS AND DISPOSITIONS

  On August 16, 1996, the Company acquired Champion, through the merger of a wholly owned subsidiary of the Company with and into Champion. The Company issued approximately 19.8 million shares of its common stock in exchange for all of the issued and outstanding shares of Champion's common stock and preferred stock, and assumed all of Champion's outstanding liabilities totaling approximately $220.5 million. Additionally, outstanding options, subscription rights, warrants and convertible notes to acquire Champion's common stock were converted to similar rights to acquire approximately 1.9 million shares of the Company's common stock. The total purchase price, including all costs associated with the transaction and liabilities assumed, was approximately $394.4 million. The Merger was accounted for using the purchase method of accounting. The Company recorded goodwill of $103.5 million, which is being amortized on a straight line basis over an estimated useful life of 35 years.

  The Company incurred approximately $56.2 million in Merger-related costs, of which $40.8 million was expensed and $15.4 million was capitalized as part of the purchase price of Champion. Merger costs of $40.8 consisted primarily of cash payments, provision for benefits and grants of stock options to certain executives and employees of the Company in accordance with the Merger terms (see Notes 14 and 15) and corporate office consolidation costs. Capitalized merger costs of $15.4 million consisted primarily of payments for legal and other closing costs, cash payments and benefits provided to certain former Champion executives.

  On May 17, 1996, the Company acquired PHC Regional Hospital, including certain current assets, for approximately $71.0 million in cash. The Company financed the acquisition with amounts borrowed under the then existing credit facility. The Company initially recorded goodwill of $15.8 million in connection with the acquisition. Since the acquisition, this hospital has incurred significant operating losses. In light of the adoption of SFAS No. 121 and given the significant operating losses recognized at this facility, the Company evaluated the continuing viability of this facility. Based on this evaluation and an independent appraisal, the Company recorded an impairment charge of $52.5 million ($35.2 million after-tax), including the write off of the recorded goodwill amount. The results of PHC Regional Hospital have been included in the operations of the Company since May 17, 1996.

  On May 17, 1996, the Company acquired the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 120-bed Davis Hospital and Medical Center in Layton, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from another healthcare company (collectively, the "Acquired Hospitals"). In exchange, the other party received the Company's 119- bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson,

Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas (collectively, the "Exchanged Hospitals")and $38.5 million in cash, net of a working capital differential, which is subject to final agreement of the parties. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for the Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of the Acquired Hospitals was accounted for as a purchase transaction. The Company financed the acquisition from borrowings under the then existing revolving line of credit. The Company recorded goodwill of $15.2 million, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of the Acquired Hospitals have been included in the operations of the Company since May 17, 1996. No material gain or loss was recorded on the disposition of the Exchanged Hospitals.

  On March 15, 1996, the Company closed the 119-bed Desert Palms Community Hospital in Palmdale, California.

  On September 30, 1995, the Company sold Womans Hospital in Jackson, Mississippi to the facility's lessee for $17.8 million in cash, resulting in a gain of $9.2 million. Previously, in August 1994, the Company divested the operations of this facility, entered into an operating lease agreement with the lessee and sold the land and a medical office building to the lessee for $1.0 million.

  On September 5, 1995, the Company acquired the real and personal property and inventory of the 44-bed Jackson County Hospital in Gainesboro, Tennessee for $.6 million in cash. The Company currently operates the facility under the name of Cumberland River Hospital - South.

  On April 24, 1995, the Company closed the 67-bed Bellwood Health Center, a psychiatric facility in Bellflower, California. In connection with the closure, the Company recorded a charge of $973,000 ($574,000 after-tax) for employee severance benefits and contract termination costs. Such charge was included in "Discontinued operations - Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of Income.

  On June 30, 1994, the Company assumed an operating lease of the 60-bed Chico Community Rehabilitation Hospital in Chico, California.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995, assume that the following transactions were consummated on January 1, 1995: (i) the acquisition of Champion; (ii) the acquisition and disposition of the Acquired Hospitals and the Exchanged Hospitals, respectively; (iii) the completion of a public debt offering and the redemption of the $75 million Senior Subordinated Notes (see Note 10); and,
(iv) the completion of an equity offering (see Note 14). In addition, the operating results of the five psychiatric hospitals (see Note 7), have been restated for all periods presented and reflected as discontinued operations. Historical results of PHC Regional Hospital under the predecessor owner has not been included in the pro forma results because the hospital was previously operated as a captive cost center; accordingly, the inclusion of its historical operations would not be meaningful. The pro forma financial information does not reflect nonrecurring Merger costs of $40.8 million. It does not purport to be indicative of the results that would have been attained had the transactions described above occurred on January 1, 1995 ($ in 000's, except per share data).

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      --------------------------
                                                                                        1996(A)          1995
                                                                                      --------------------------
Net Revenue                                                                            $ 628,074       $ 590,232
                                                                                      --------------------------
Income (loss) from continuing operations                                                (121,753)          2,085
Income (loss) from discontinued operations, net                                          (69,252)         (1,163)
                                                                                      --------------------------
Income (loss) before extraordinary losses                                               (191,005)            922
Extraordinary losses, net                                                                 (7,724)              -
                                                                                      --------------------------
Net income (loss)                                                                    $  (198,729)      $     922
                                                                                     ===========================


Income (loss) per common share:
  Continuing operations                                                              $     (2.23)      $    0.04
  Discontinued operations                                                                  (1.26)          (0.02)
  Extraordinary losses                                                                     (0.14)            -
                                                                                      --------------------------


Net income (loss) per common share                                                   $     (3.63)      $    0.02
                                                                                     ===========================
Weighted average common shares outstanding                                                54,813          54,813

--------------------------
(a) Results for the year ended December 31, 1996 include an after-tax impairment charge of $48.5 million and unusual charges of $40.5 million.


NOTE 7.     DISCONTINUED OPERATIONS

  The Company's operations are classified into two lines of business: acute care and psychiatric care. In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals (the "discontinued operations"), including one of which was previously closed in April 1995. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1997. The Company recorded an estimated loss on disposal of the discontinued operations of $37.5 million (no income tax benefit - see Note 9) to reduce the related assets to their estimated net realizable value and to accrue for estimated operating losses of approximately $4.3 million during the phase out period. The additional provision for net disposal loss of $22.5 million over the amount previously accrued at September 30, 1996 was primarily due to (i) a lower estimated net realizable value for these facilities, based on independent third party appraisals, (ii) no income tax benefits recognized on the estimated disposal loss for 1996 (see Note 9) and (iii) additional write offs of certain other assets.

  Long-term net assets of $18.5 million of the discontinued operations have been segregated in the Consolidated Balance Sheet at December 31, 1996 under the caption "Long-term assets of discontinued operations, net", respectively.

  During the quarter ended March 31, 1996, the Company recorded a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $19.9 million was related to a case involving the operation of its psychiatric programs. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and/or avoid further legal costs in connection with the disputes. Operating results of the discontinued operations for the year ended December 31, 1996, including the settlement charge of $19.9 million but excluding the estimated disposal loss, have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of Income. Summarized financial data for the discontinued psychiatric care line of business is as follows ($ in 000's):

                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1996(A)        1995        1994
                                                             -----------------------------------
Net revenue                                                   $ 37,323     $ 57,454     $ 64,429
Operating income (loss)(b)                                     (14,892)      (2,781)       1,220
Loss from operations before
  income tax benefit                                           (33,545)      (4,840)        (183)

Income tax benefit                                                   -        1,988           77
Net income (loss) from
  discontinued operations                                      (33,545)                     (106)
                                                                             (2,852)(c)

___________________________
(a) Represents operating results for the nine months ended September 30, 1996. Operating results for the three months ended December 31, 1996 and estimated operating losses through the expected disposition date have been included in "Loss on disposal of discontinued psychiatric hospitals" in the Consolidated Statements of Operations.
(b) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.
(c) Includes a charge of $973,000 ($574,000 after-tax) recorded in 1995 for employee severance benefits and contract termination costs related to the closure of a hospital.

NOTE 8.     ASSETS HELD FOR SALE

  In September 1996, the Company approved a plan to exit the Los Angeles metropolitan ("LA metro") market principally through the disposition of the under performing hospitals in that area, including one which was previously closed in March 1996. Such dispositions will enable the Company to exit a market heavily penetrated by managed care organizations where the Company is not a preeminent provider of healthcare services. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1997. At December 31, 1996, net assets of $22.1 million related to these facilities were segregated from the remaining assets of the Company and classified in the Consolidated Balance Sheet as "Assets held for sale, net." Operating results of the LA metro hospitals included in the Consolidated Statements of Operations are as follows($ in 000's):
:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1996         1995          1994
                                             ---------  ------------  ----------
Net Revenue                                  $ 92,518     $ 121,812     $129,281
Operating income (loss) (a)                    (6,440)       10,928       12,433

-------------------
(a) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.

    In conjunction with the disposition plan of these hospitals and the Company's adoption of SFAS No. 121 the Company recorded an impairment charge of $ 11.9 million ($8.0 million after-tax) to reduce the net assets of four of these facilities and a related clinic to their estimated fair value.

NOTE 9.  INCOME TAXES

    The provision for income taxes consists of the following ($ in 000's). All amounts reflect the effect of the restatement entries.

                                                          YEAR ENDED DECEMBER 31
                                                -----------------------------------------
                                                     1996           1995           1994
                                                ---------        --------        --------
Continuing Operations:
Current:
  Federal                                       $ (18,852)      $   8,478        $  8,287
  State                                            (3,075)          1,460           1,710
Deferred:
  Federal                                         (44,162)         (4,746)         (3,464)
  State                                           (10,097)           (817)           (715)
                                                ---------        --------        --------
Total income tax
  provision (benefit)
  from continuing
  operations                                      (76,186)          4,375           5,818
Discontinued operations                                 -          (1,982)            (74)
Extraordinary losses                                    -               -             (23)
                                                ---------        --------        --------
Total income tax
  provision                                     $ (76,186)       $  2,393        $  5,721
                                                =========        ========        ========


  During 1992, the Company changed its method of reporting income for tax purposes from cash to accrual basis. Under the cash basis, the Company deferred approximately $72.0 million of taxable income for periods ending prior to October 1, 1991. Of the amounts deferred, $16.8 million, $11.0 million and $10.7 million were included in taxable income of years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, all income that had been deferred by the use of cash-basis accounting has been included in taxable income.

  The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate ($ in 000's):

                                                                 YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------------------------
                                          1996            %            1995       %        1994          %
                                        ---------       -----        -------     ----     -------       ----
Federal statutory rate                  $ (80,739)      (35.0)       $ 3,735     35.0     $ 4,825       35.0
State income taxes, net
  of federal income tax
  benefit                                 (14,640)       (6.3)           640      6.0         993        7.2
Non-deductible merger and
  acquisition costs                           897         0.4              -        -           -          -
Non-deductible goodwill
  amortization                                571         0.2              -        -           -          -
Adjustment to valuation
  allowance                                17,725         7.7              -        -           -          -
                                        ---------       -----        -------     ----     -------       ----
Effective income tax rate               $ (76,186)      (33.0)       $ 4,375     41.0     $ 5,818       42.2
                                        =========       =====        =======     ====     =======       ====


  The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets and liabilities are comprised of the following ($ in 000's):

                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                    1996           1995
                                                                  ---------     --------
Deferred tax liabilities:
  Accelerated depreciation                                        $   9,766     $ 22,061
  Change in method of reporting taxable income                            -        6,788
                                                                  ---------     --------
     Total deferred tax liabilities                                   9,766       28,849

Deferred tax assets:
  Accrued malpractice claims                                         (2,219)      (3,858)
  Allowance for bad debts                                           (22,678)      (9,590)
  Accrued bonuses                                                       (12)      (1,871)
  Accrued workers' compensation claims                                 (104)        (356)
  Accrued vacation pay                                               (3,288)      (1,754)
  Accrued expenses                                                  (35,551)      (6,207)
  Net operating losses                                              (39,643)           -
  Tax credits                                                        (1,503)           -
  Other - net                                                        (1,202)       2,599
                                                                  ---------     --------
     Total deferred tax assets                                     (106,200)     (21,037)
  Valuation allowance against deferred tax assets                    53,281            -
                                                                  ---------     --------
     Net deferred tax assets                                        (52,919)     (21,037)

                                                                  ---------     --------
Net deferred tax (assets) liabilities                               (43,153)       7,812
Less: Current deferred tax assets                                   (28,739)     (13,742)
                                                                  ---------     --------
Long-term deferred tax (assets) liabilities                       $ (14,414)    $ 21,554
                                                                  =========     ========


  For financial accounting purposes, a valuation allowance of $53.3 million has been recognized at December 31, 1996 to offset the deferred tax assets principally related to the Company's net operating losses, bad debt allowances and other accrued expenses. The Company has considered prudent and feasible tax planning strategies in assessing the need for a valuation allowance. The Company assumed $35.0 million of benefit attributable to tax planning strategies, primarily through the sale of appreciated non-core hospital assets. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability of up to $35.0 million would be charged to income in the period of such determination. The Company also assumed a $8.0 million benefit related to future taxable income. As a result of recording the above valuation allowance, the Company recognized a reduction in income tax benefits of $50.0 million in 1996, $17.7 of which was applied to the continuing operations and the remaining $32.3 million to the discontinued operations and the extraordinary loss. Consequently, no income tax benefits has been recognized on the losses from discontinued operations and the extraordinary loss during 1996.

  At December 31, 1996, the Company has net operating loss carryforwards of $97.0 million for U.S. federal income tax purposes that will expire in 2010. Champion had approximately $25.0 million of net operating losses at August
16, 1996. The benefit associated with the Champion net operating losses was applied to reduce goodwill. All Champion net operating losses can only be used to offset the separate company income of the Champion group. In addition, as a result of the change in ownership of the Champion group at August 16, 1996, the Champion net operating losses are also limited under Section 382 of the Internal Revenue Code.

  The deferred tax valuation increased by $53.3 million at December 31, 1996. This increase was principally related to deferred tax assets related to net operating losses, bad debt allowances and other accrued expenses that may not be realized. Additionally, approximately $3.0 million of the deferred tax valuation resulted from the Champion merger. Any future decreases of the valuation allowance will be reported as reductions of income tax expense when recognized in financial statements for subsequent years.

  The Company paid income taxes, net of refunds, of $1.0 million, $14.3 million and $12.6 million during 1996, 1995 and 1994, respectively.

NOTE 10.     LONG TERM DEBT

  The Company's long-term debt consists of the following ($ in 000's):


                                                              DECEMBER 31
                                                       ------------------------
                                                          1996           1995
                                                       --------        --------
Revolving Credit Facility                              $146,000        $ 41,500
10% Senior Subordinated Notes                           325,000               -
9.875% Senior Subordinated Notes                              -          75,000
6.51% Subordinated Note                                   7,185               -
Capital Lease Obligations (see Note 11)                   9,956          10,575
Other                                                     7,595           8,427
                                                       --------        --------
                                                        495,736         135,502
Less current maturities                                  (4,679)        ( 5,150)
                                                       --------        --------
  Total Long-term Debt                                 $491,057        $130,352
                                                       ========        ========

  REVOLVING CREDIT FACILITY - On August 16, 1996, the Company entered into a new credit agreement (the "Credit Agreement") which provided for a $400.0 million five-year Reducing Revolving Credit Facility (the "Credit Facility"). The Credit Facility is available for (i) general corporate purposes, including funding working capital needs, acquisitions and capital expenditures, (ii) issuance of letters of credit up to $40.0 million, (iii) refinancing of existing indebtedness including the previous $230.0 million revolving line of credit and (iv) funding of Merger expenses. The Credit Facility is subject to mandatory reductions of $50.0 million on August 15, 1999 and an additional $50.0 million on August 15, 2000. Borrowings under the Credit Facility bear interest at the Company's option, at (i) LIBOR plus a margin of 2.0% or (ii) the prime rate plus a margin of .75%, in either case as adjusted by the increased rates provided for in the First Amendment to the Credit Agreement. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the Credit Facility. Letters of credit issued under the Credit Facility require annual fees of 2.0% of the outstanding amount of the letters of credit. The weighted average borrowing rate for the year ended December 31, 1996 was 7.6% under the revolving line of credit.

  The Company recognized an extraordinary loss for the write-off of deferred loan costs relating to the previous line of credit of $1.7 million.

  As of December 31, 1996, the Company had outstanding borrowings of $146.0 million and outstanding letters of credit of $9.7 million. The Credit Facility is secured by a first priority interest in the capital stock of substantially all of the Company's present and future subsidiaries and upstream guarantees of these subsidiaries.

  As a result of a loss recorded by the Company for the year ended December 31, 1996 and the restatement of the prior years' financial statements, the Company was in violation of certain financial covenants of the Credit Agreement. As of April 15, 1997, the Company had received waivers from the lenders under the Credit Agreement of defaults resulting from the violation of the financial covenants. Effective April 15, 1997, the Company entered into an amendment to the Credit Agreement, which provides among other things (i) a reduction in the credit commitment from $400.0 million to $200.0 million, (ii) interest rates which generally increase effective April 14, 1997 by .50% on a monthly basis until such increase reflects an 8.00% increase as compared to rates otherwise in effect prior to April 14, 1997, (iii) a limitation of $20.0 million in unrestricted additional borrowings under the Amended Credit Agreement for purposes other than Permitted Acquisitions as defined in the agreement, (iv) a limitation of $20.0 million in additional borrowings for Permitted Acquisitions,
(v) the right by lenders to a first priority lien in the Company's real and personal properties; however, total collateral value based upon appraised fair market value cannot exceed 133.0% of the aggregate principal amount of the commitments, (vi) proceeds of asset dispositions must be applied as a permanent reduction of the debt outstanding under the Credit Agreement and (vii) additional restrictive financial covenants.

  SENIOR SUBORDINATED NOTES - On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes (the "Notes"). Of the $315.2 million net proceeds received from the offering, $81.6 million was used to repay the 9.875% Senior

Subordinated Notes (the "9.875% Notes"), including $3.9 million in tender and consent fees, $177.7 million to repay certain Champion existing debt assumed upon the consummation of the Merger, and the remaining $55.9 million to repay amounts outstanding under the Company's previous revolving line of credit. The Notes are general unsecured senior subordinated obligations of the Company and will mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001.

  On August 22, 1996, all of the 9.875% Notes were redeemed, which resulted in an extraordinary loss of $6.0 million, consisting of $3.9 million in tender and consent fees and $2.0 million for the write-off of deferred financing costs.

  On October 1993, the Company completed a $75.0 million public offering of 9.875% Notes, using a portion of the net proceeds therefrom to repay the then outstanding 14.375% Senior Subordinated Notes (the "14.375% Notes"). The extinguishment of the 14.375% Notes resulted in an extraordinary loss of $497,000 (net of income tax benefit of $346,000), of which $33,000 was recorded in 1994.

  The Company terminated an interest swap agreement during May 1994, which was originally entered into to fix $20.0 million of its floating rate debt at 7.8%. The swap increased interest expense by $177,000 for the year ended December 31, 1994.

  6.51% SUBORDINATED NOTE - Pursuant to an agreement in conjunction with the Merger, Dr. Manfred G. Krukemeyer, the Company's Chairman of the Board, received a $7.2 million 6.51% subordinated note from the Company. The note provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years. In connection with the Company's execution of the First Amendment to the Credit Agreement, Dr. Krukemeyer waived his right to receive principal payments under the note until all obligations of the Company under the Credit Agreement have been satisfied.

  OTHER DEBT - Other debt at December 31, 1995 and 1994 consists primarily of mortgage notes and other collateralized and unsecured notes. These obligations mature in various installments through 2016 at interest rates ranging from 9.0% to 12.5% in 1996 and 9.5% to 12.5% in 1995.

  The terms of the various debt agreements include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding fixed charge coverage and leverage. In addition to the special one-time $21.2 million in cash dividends to Dr. Krukemeyer (see Note 14) , the Company may declare and pay cash dividends or repurchase its own common stock, provided that the aggregate amount should not exceed $250,000, unless the Company's Notes receive a certain rating from selected rating agencies.


  Maturities of long-term debt outstanding as of December 31, 1996 for the next five years and thereafter are ($ in 000's):

        1997                                        $      4,679
        1998                                               3,074
        1999                                               2,383
        2000                                              47,191
        2001                                             101,203
        Thereafter                                       337,206
                                                    ------------
                                                    $    495,736
                                                    ============


  The Company paid interest of $20.0 million, $ 16.0 million and $13.1 million during 1996, 1995 and 1994, respectively.

NOTE 11.  LEASES

  The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments, including amounts relating to leased hospitals, for the next five years and thereafter are ($ in 000's):


   Years Ended December 31,                                                    OPERATING        CAPITAL
                                                                               ---------        --------
       1997                                                                    $  16,720        $  2,118
       1998                                                                       15,304           1,827
       1999                                                                       14,628           1,445
       2000                                                                       13,563             827
       2001                                                                       11,720             790
       Thereafter                                                                 26,305           8,078
                                                                               ---------        --------
       Total minimum future payments                                           $  98,240          15,085
                                                                               =========
       Less amount representing interest                                                          (5,129)
                                                                                                --------
                                                                                                   9,956
       Less current portions                                                                      (1,395)
                                                                                                --------
       Long-term capital lease obligations                                                      $  8,561
                                                                                                ========

         The following summarized amounts relate to assets leased by the Company under capital leases ($ in 000's):

                                                      DECEMBER 31,
                                                -----------------------
                                                  1996            1995
                                                -------         -------
      Property, Plant & Equipment               $ 9,551         $ 7,344
      Accumulated Depreciation                   (3,500)         (2,238)
                                                -------         -------
               Net Book Value                   $ 6,051         $ 5,106
                                                =======         =======


  Depreciation of assets under capital leases is included in depreciation and amortization in the consolidated statements of income. Rental expense was $20.1 million, $18.3 million and $17.4 million for 1996, 1995 and 1994, respectively.

NOTE 12.    SALE OF ACCOUNTS RECEIVABLE

  During 1993, a subsidiary of the Company entered into an agreement with an unaffiliated trust (the "Trust") to sell the Company's hospital eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution agreed to provide up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company's subsidiary, with the Eligible Receivables serving as collateral. The commercial paper notes have a term of not more than 120 days. Eligible receivables sold to the Trust at December 31, 1996, 1995 and 1994 were $49.8 million, $65.0 million and $65.0 million, respectively. Interest expense charged to the Trust related to the commercial paper financing is passed through to the Company and included as interest expense in the Company's consolidated financial statements. Interest expense incurred by the Company related to this program was $3.2 million, $4.0 million and $2.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The commercial paper program has been extended through June 30, 1997 and the Company expects that the Program will be renewed beyond 1997.

  As a result of the Amended Credit Agreement and other matters, the Company was in default of certain provisions of the Trust Agreement. The Company has received a waiver of certain provisions under the Trust.

NOTE 13. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

  CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in marketable securities and accounts receivable. The Company's investments in marketable securities are managed by a professional investment manager within guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts that may be invested in any one issuer. Credit risk on accounts receivable is limited because a majority of the receivables are due from governmental agencies, commercial insurance companies and managed care organizations. The Company continually monitors and adjusts its reserves and allowances associated with these receivables.

  FAIR VALUES OF FINANCIAL INSTRUMENTS - All financial instruments are held for purposes other than trading. The estimated fair values of all financial instruments, other than marketable securities and long-term debt, approximated their carrying amounts in the consolidated balance sheets due to the short-term maturity of these instruments. The carrying amount and fair value of marketable securities are disclosed at Note 4. The carrying amount and fair value of long-term debt are as follows ($ in 000's):

                                                                     DECEMBER 31,
                                                     --------------------------------------------
                                                              1996                 1995
                                                     -------------------   ----------------------
                                                     CARRYING      FAIR     CARRYING       FAIR
                                                      AMOUNT      VALUE      AMOUNT       VALUE
                                                     -------------------   ----------------------
Long-term Debt:
 Revolving Credit Facility                           $146,000    $146,000   $ 41,500     $ 41,500
 10% Senior Subordinated
   Notes                                              325,000     305,500          -            -
 9.875% Senior Subordinated
   Notes                                                    -         -       75,000       79,440
 6.51% Subordinated Note                                7,185       6,557          -            -


  The fair value of the Credit Facility approximated the carrying amount since the interest rate is based on a current market rate. The fair value of the Notes was based on the quoted market price. The fair value of the remaining debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

NOTE 14.     STOCKHOLDERS' EQUITY

  COMMON AND PREFERRED STOCK - Pursuant to the Amended and Restated Articles of Incorporation adopted on August 13, 1996, the Company has 150.0 million authorized shares of common stock no stated value per share. Each share is entitled to one vote and does not have any cumulative voting rights. The Company is also authorized to issue 25.0 million shares of preferred stock at $.01 par value per share, which may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of common stock.

  In connection with the adoption of a Shareholder Protection Rights Agreement on August 16, 1996, the Company designated 1.5 million of its 25.0 million authorized preferred shares as Participating Preferred Stock ("Preferred Share") and paid a dividend of one Preferred Share purchase right ("Right") for each outstanding share of the Company's common stock to stockholders of record as of August 15, 1996. Similar rights will be issued with respect to common stock subsequently issued. Each Preferred Share will be entitled to an aggregate quarterly dividend equal to the greater of 25% of each Right's exercise price or 100 times the quarterly dividend declared on the Company's common stock. In the event of liquidation, the holder of each Preferred Share will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. Each Preferred Share will have 100 votes, voting together with the common stock. No Preferred Shares are currently outstanding. Each Right entitles the registered holder to purchase from the Company, one one-hundredth of a Preferred Share at a price of $42.50, subject to adjustment. The Rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's outstanding shares of common stock (i.e., becomes an "Acquiring Person" as defined in the related Rights Agreement). The Rights, which expire on August 16, 2006, are redeemable in whole, but not in part, at the Company's option at any time prior to such time any person or group becomes an Acquiring Person, at a price of $.01 per Right.

  In connection with the Merger, in August 1996, all 450 outstanding shares of the Company's common stock, which were solely owned by Dr. Krukemeyer, were split into an aggregate of 29.8 million shares as a result of a 66,159.426-for-one stock split. Upon the consummation of the Merger, each share of Champion common and preferred stock was exchanged for one and two shares of the Company's common stock, respectively. Accordingly, the Company issued
19.8 million shares of its common stock in connection with such exchange. On August 16, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "PLS."

  During the 1996 period prior to the Merger, the Company paid cash dividends of $3.8 million to Dr. Krukemeyer. In conjunction with the Merger, the Company declared a dividend of $21.1 million to Dr. Krukemeyer, which was paid on August 30, 1996. After receipt of the $21.1 million dividend and accrued interest of $104,000, and pursuant to a related agreement, Dr. Krukemeyer paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, Dr. Krukemeyer loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (see Note 10).

  On August 16, 1996, the Company completed a sale of 5.2 million shares of its common stock at $8.50 per share. Net proceeds of $39.8 million were used along with proceeds from the Notes offering (see Note 10) to repay existing and acquired indebtedness as well as pay for Merger related costs (see Note 6).

  STOCK OPTION PLAN - On July 15, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan") to provide stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock, to key employees, consultants and advisors. Pursuant to the termination of the Company's Phantom Equity Long-Term Incentive Plan in connection with the Merger, options to purchase 1.6 million shares of the Company's common stock were granted at an exercise price of $.01 per share ("Value Options") to certain directors and officers of the Company in addition to aggregated cash payments of $20.7 million, which if combined, approximated the accrued value of the canceled phantom stock appreciation rights and/or preferred stock units thereunder. Additionally, pursuant to the various employment agreements, Value Options were granted to certain senior executive officers to purchase 1.2 million shares in addition to options to purchase 2.8 million shares of the Company's common stock at an exercise price of $8.50 per share. The Company recognized merger expenses totaling $32.0 million related to the cancellation of the Phantom Equity Long-Term Incentive Plan and the issuance of certain Value Options.

  In connection with the Merger, the Company also assumed and converted all Champion outstanding options, subscription rights, warrants and convertible notes to similar rights to acquire approximately 1.9 million shares of the Company's common stock.

  At December 31, 1996, there were 10.1 million shares of common stock reserved for exercise of options, including 1.3 million shares assumed from Champion. Except for the Value Options as noted above, stock options were generally granted at an exercise price equal to the estimated fair market value of the shares on the date of grant and expire ten years from the grant date. The following table presents the number of shares covered by options outstanding and the related number granted, assumed, exercised and canceled since August 1996 (in 000's):

                                           NUMBER OF   OPTION PRICE
                                           SHARES       PER SHARE
                                           --------- ---------------
   Outstanding at January 1, 1996               -                -
   Granted                                  5,530     $ .01 to $8.50
   Assumed                                  1,335     $1.00 to $9.00
   Exercised                                    -                -
   Canceled                                     -                -
                                            ------------------------
   Outstanding at December 31, 1996         6,865     $ .01 to $9.00
                                            ========================

  The exercise price of stock options outstanding at December 31, 1996 averages $ 7.67 per share for those granted at market price on the date of grant, including the assumed Champion stock options, and $0.01 for the Value Options. Weighted average grant-date fair values of the Value Options and non-Value Options were $ 8.49 and $ 3.86, respectively. Options to purchase 3.8 million shares, including all outstanding Value Options to purchase 2.8 million shares, were exercisable as of December 31, 1996, at a weighted average exercise price of $5.30 for the non-Value Options and $.01 for the Value Options. The weighted average remaining life is 9.6 years for the Value Options and 8.5 years for the other outstanding options. The Value Options are fully vested on the date of grant, with the remaining options vesting generally over a period of 3 to 4 years from the date of grant. Options generally expire upon certain events (such as termination of employment with the Company), except for Value Options, which remain exercisable until the end of the 10- year option term.

  The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.25%, dividend yield of 0%; volatility factor of the expected market price of the Company's stock of 49.2%; and a weighted-average expected life of the option of 4 years.

  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. There were no stock options granted or outstanding during 1995; accordingly, no compensation expense has been recognized on a pro forma basis. The Company's pro forma information for 1996 is as follows and includes compensation expense of $1.9 million ($1.2 million after-tax) ($ in 000's, except for earnings per share data):

        Pro forma net loss                             $ (234,464)
        Pro forma earning per share:
          Primary                                           (5.98)
          Fully diluted                                     (5.98)


  WARRANTS AND CONVERTIBLE SECURITIES - As of December 31, 1996, the Company had outstanding warrants to purchase 422,000 shares of Common Stock at an exercise price ranging from $.01 to $9.00 per share and expiring from June 1, 1999 through December 31, 2003. In addition, it had certain outstanding rights or securities which are convertible into 60,000 shares of Common Stock (the "convertible notes"). Such warrants and convertible notes were assumed from Champion pursuant to the terms of the Merger.

NOTE 15.     EMPLOYEE BENEFIT PLAN

  The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 20% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches $.50 for each $1.00 of employee contributions up to 4% of employees' gross pay and may make additional discretionary contributions. Total expense for employer contributions to the plan for 1996, 1995 and 1994 was $1.3 million, $1.5 million and $1.4 million, respectively. Champion's 401(k) plan, which will be terminated in 1997, provided for employer contributions of $229,000 during the four months ended December 31, 1996.

  The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to a selected group of management and highly compensated employees. As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. The Company recognized Merger expenses of $5.1 million related to the vesting of such benefits. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. The Company capitalized approximately $1.9 million of such non-cash charges as part of the purchase price of Champion. Total expenses under the plan were $1.1 million, $850,000 and $950,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 16.     COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' LITIGATION - The Company, along with others, has been named in seven law suits that assert putative class actions on behalf of stockholders and bondholders for claims under Federal and state statutes, including securities laws, and common law, arising out of the August 1996 merger of the Company and Champion and the August 1996 public offerings of common stock and subordinated notes. Additionally, a stockholder's derivative action has been filed based upon the August 1996 transactions, and Champion and the Company are likewise the subject to a stockholder's class action filed in April 1996 that was based upon what was then the proposed merger.

  The Company believes that the outcome of certain of the claims will probably be unfavorable to the Company. The Company also believes that the shareholder class actions asserted against the Company are likely to settle rather than to proceed to trial, judgment, and appeal and that, given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the federal bankruptcy reorganization laws. The Company also understands that securities class actions are from time to time settled, in part, with the contribution by defendant companies of equity or debt securities as well as the payment of cash.

  For a variety of reasons, the Company believes that its ultimate cash exposure in a settlement will be within its financial resources. These reasons include the likelihood that a settlement would consist of contributions of insurance proceeds, cash contributions from other existing and potential defendants, and the issuance of equity or debt securities, as well as the payment of cash, by the Company as part of a settlement fund. Another reason is that a settlement would probably involve a reduction from the total possible award to the plaintiff classes because of inherent uncertainties and risks associated with the litigation against the Company. The Company believes that, as part of a global settlement, the class of plaintiffs that includes the relatively small number of former Champion shareholders who own a significant amount of the Company's common stock might accept some form of debt or equity securities of the Company. In any circumstance where the Company could not structure a settlement of all claims within its financial resources it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation, however, and the Company can provide no assurance that the results will not have a significant adverse effect on it.

  The Company has accrued what it believes to be its minimum potential exposure based on the present facts and circumstances. Should the Company's ultimate liability with respect to these suits be significantly in excess of amounts accrued or should additional related suits come to fruition which result in significant liability, the Company's financial position, results of operations and liquidity may be severely impacted.

  PROFESSIONAL AND LIABILITY RISKS - The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through its wholly owned subsidiary, Hospital Assurance Company Ltd ("HAC"). The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100 million. Commencing January 1, 1997, pursuant to the Company's plan to cease all underwriting activity of HAC, the Company became self-insured for the first $1 million of general and professional liability claims, with excess insurance amounts up to $100 million covered by a third party insurance carrier, including all claims incurred but not reported as of December 31, 1996 for all subsidiaries, including Champion. The Company is self-insured for reported claims related to former Champion facilities for periods prior to 1997 up to $1.0 million per occurrence and $4.0 million in the aggregate, with amounts in excess of $1.0 million but less than $10 million covered by a third party insurance carrier. The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $31.1 million and $30.3 million at December 31, 1996 and 1995, respectively, which represents the present value of estimated future claims payments based on expected loss patterns, using a discount rate of 7.0%.

  The Company believes that its insurance and loss reserves are adequate to cover potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 17. CERTAIN RELATED PARTY TRANSACTIONS

   The Company paid dividends of $24.9 million, $5.4 million and $3.4 million to Dr. Krukemeyer during the years ended December 31, 1996, 1995 and 1994, respectively. The Company also paid accrued interest of $104,000 to Dr. Krukemeyer in connection with the dividend paid in August 1996, pursuant to the terms of the Merger agreement. After receipt of the dividend paid in August 1996 and pursuant to a related agreement, Dr. Krukemeyer paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, Dr. Krukemeyer loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (see Note 10).

  Effective August 1996, the Company is a party to an agreement with Dr. Krukemeyer, pursuant to which he provides management and strategic advisory services to the Company for an annual consulting fee of $1.0 million, for a term not to exceed ten years. Effective April 15, 1997, the annual consulting fee to Dr. Krukemeyer was reduced to $250,000 until all obligations of the Company under the Credit Agreement have been satisfied. Payment of $375,000 was made to Dr. Krukemeyer during 1996.

  Prior to the consummation of the merger with Champion, the Company was a party to an Amended and Restated Know-how Contract with Paracelsus Klinik, a sole proprietorship owned by Dr. Krukemeyer, which provided for the transfer of specified know-how to the Company for an annual payment of the lesser of $400,000 or 0.75% of Paracelsus' net operating revenue, as defined in the Know-how Contract. Such contract was terminated in August 1996. Payments of $250,000, $400,000 and $400,000 were made to Paracelsus Klinik during 1996, 1995 and 1994, respectively.

NOTE 18. SUBSEQUENT EVENTS

  Effective January 1997, the Company ceased all underwriting activity of HAC and placed it into runoff. HAC paid a dividend to the Company thereupon leaving a minimum capital and surplus to runoff workers' compensation liabilities relating to California and Texas exposures for fiscal years 1993, 1994, and 1995. The Company then received all assets and assumed all other liabilities of HAC.

  As a result of the Special Committee's investigation of the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996, the Company restated its financial statements for the periods commencing January 1, 1992 through the nine months ended September 30, 1996. See Note 2 for more information.

  In March 1997, the Company signed a definitive agreement, subject to a financing contingency, to sell two of its psychiatric hospitals, the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana.

NOTE 19. QUARTERLY DATA (UNAUDITED)

  The following table summarizes the Company's quarterly financial data for the years ended December 31, 1996 and 1995, as restated, to reflect the restatement entries as described at Note 2 and the reclassification of the psychiatric hospitals as discontinued operations ($ in 000's, except per share data):

YEAR 1996                                                                              EARNINGS (LOSS) PER SHARE
                                                                                -------------------------------------
                                        INCOME(LOSS)
                                           FROM                          NET
                               NET      CONTINUING     DISCONTINUED     INCOME     CONTINUING   DISCONTINUED   NET INCOME
QUARTERS                     REVENUE    OPERATIONS      OPERATIONS      (LOSS)     OPERATIONS    OPERATIONS      (LOSS)
--------------------------------------------------------------------------------------------------------------------------
First (a)
  Previously Reported       $ 131,916   $  (9,343)      $      -      $  (9,343)     $ (0.31)     $      -      $  (0.31)
  Effect of Restatement        (3,432)     (5,006)             -         (5,006)       (0.17)            -         (0.17)
  Discontinued Operations     (13,161)     11,422        (11,422)             -         0.38         (0.38)            -
                            ----------------------------------------------------------------------------------------------
  Restated                    115,323      (2,927)       (11,422)       (14,349)       (0.10)        (0.38)        (0.48)

Second
  Previously Reported       $ 133,136   $   2,602              -      $   2,602      $  0.09      $      -      $   0.09
  Effect of Restatement        (2,606)     (7,764)             -         (7,764)       (0.26)                      (0.26)
  Discontinued Operations     (10,667)      3,925         (3,925)             -         0.13         (0.13)            -
                            ----------------------------------------------------------------------------------------------
  Restated                    119,863      (1,237)        (3,925)        (5,162)       (0.04)        (0.13)        (0.17)

Third (b)
  Previously Reported       $ 109,855   $ (50,245)      $(25,321)     $ (80,123)     $ (1.19)     $  (0.60)     $  (1.89)
  Effect of Restatement        16,153       4,897          6,125         11,022         0.11          0.15          0.26
  Discontinued Operations           -           -              -              -            -             -             -
                            ----------------------------------------------------------------------------------------------
  Restated                  $ 126,008     (45,348)       (19,196)       (69,101)     $ (1.08)        (0.45)        (1.63)

Fourth (c)                  $ 131,912   $(104,985)      $(36,452)     $(144,604)     $ (1.92)     $  (0.67)     $  (2.64)

-----------------------------
(a) Includes an after-tax charge for settlement costs of $13.2 million ($0.44 per share) relating to certain lawsuits.

(b) Includes net aggregate after-tax nonrecurring charges of $40.1 million ($0.95 per share), consisting of impairment charge of $7.9 million ($0.18 per share), merger costs of $27.6 million ($0.65 per share) and extraordinary loss from early extinguishment of debt of $ 4.6 million ($0.11 per share). Quarterly results also include $ 4.5 million ($0.11 per share) recorded for contractual expenses related to revised estimates of allowances on accounts receivable under the Medicare and Medicaid programs for periods prior to the quarter ended September 30, 1996.

(c) Includes net aggregate after-tax nonrecurring charges of $78.8 million ($1.43 per share), consisting of an accrued loss for a loss contract of $27.0 million ($0.49 per share), additional impairment charge of $41.9 million ($0.76 per share), expenses for Special Committee's investigation and other litigation matters of $14.2 million ($0.26 per share), net of reversal of excess merger costs of $4.3 million ($0.08 per share). Quarterly results also includes $15.7 million ($0.29 per share) recorded for contractual expenses related to revised estimates of allowances on accounts receivable under the Medicare, Medicaid and other programs for periods prior to the quarter ended December 31, 1996.

YEAR 1995                                                                                            EARNINGS (LOSS) PER SHARE
                                                                                          -----------------------------------------
                                              INCOME(LOSS)
                                                 FROM                          NET
                                  NET         CONTINUING      DISCONTINUED     INCOME     CONTINUING     DISCONTINUED    NET INCOME
QUARTERS                        REVENUE       OPERATIONS       OPERATIONS      (LOSS)     OPERATIONS      OPERATIONS       (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
First
  Previously Reported           $128,233        $  3,789        $     -        $ 3,789      $   0.13        $     -         $ 0.13
  Effect of Restatement             (231)           (138)             -           (138)           -               -              -
  Discontinued Operations        (18,960)         (1,667)           1,667            -         (0.06)           0.06             -
                                ---------------------------------------------------------------------------------------------------
  Restated                       109,042           1,984            1,667        3,651          0.07            0.06          0.13

Second
  Previously Reported           $123,545        $  3,392        $     -        $ 3,392      $   0.11        $     -         $ 0.11
  Effect of Restatement           (5,679)         (3,351)             -         (3,351)        (0.11)             -          (0.11)
  Discontinued Operations        (14,007)           (394)             394            -         (0.01)           0.01             -
                                ---------------------------------------------------------------------------------------------------
  Restated                       103,859            (353)             394           41         (0.01)           0.01             -

Third (a)
  Previously Reported           $124,802        $  3,324        $     -        $ 3,324      $   0.11        $     -         $ 0.11
  Effect of Restatement           (9,198)         (5,597)             -         (5,597)        (0.19)             -          (0.19)
  Discontinued Operations        (10,954)          4,847           (4,847)           -          0.16           (0.16)            -
                                ---------------------------------------------------------------------------------------------------
  Restated                       104,650           2,574           (4,847)      (2,273)         0.08           (0.16)        (0.08)

Fourth
  Previously Reported           $128,674        $  2,092        $     -        $ 2,092      $   0.07        $     -         $ 0.07
  Effect of Restatement            1,487             (74)             -            (74)           -               -              -
  Discontinued Operations        (13,533)             66              (66)           -            -               -              -
                                ---------------------------------------------------------------------------------------------------
  Restated                      $116,628        $  2,084        $     (66)     $ 2,018      $   0.07        $     -         $ 0.07


(a) Includes net aggregate after-tax nonrecurring gain of $2.3 million ($0.08 per share), consisting of a gain from sale of a hospital of $5.3 million ($0.18 per share), a charge of $2.5 million ($0.08 per share) for special bonuses paid to certain senior executive officers and a charge of $574,000 ($0.02 per share) for employee severance benefits and contract termination costs related to the closure of a psychiatric hospital.

  The results of Champion have been included in the operations of the Company since August 16, 1996. Per share data for quarters prior to the the quarter ended September 30, 1996 have been restated to reflect the 66,159.426-for-one stock split in August 1996.

  Quarterly operating results are not necessarily representative of operations for a full year for various reasons including levels of occupancy, fluctuations in interest rates, and acquisitions and divestitures.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is (i) incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1997 with the Securities and Exchange Commission and (ii) as set forth under "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1997 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1997 with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1997 with the Securities and Exchange Commission.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

   See Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULE

   Schedule II - Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the consolidated financial statements and notes thereto and therefore have been omitted.

(a)(3) EXHIBITS

2.1(a) Amended and Restated Agreement and Plan of Merger dated as of May 29, 1996, by and among Paracelsus, Champion and PC Merger Sub. Inc.

3.4 (b)    Amended and Restated Articles of Incorporation of Paracelsus.

3.5 (b)    Amended and Restated Bylaws of Paracelsus.

4.1 (b) Indenture, dated August 16, 1996 between Paracelsus and AmSouth Bank of Alabama, as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due 2006).

4.2 (c) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights Agent.

4.5 (d) Form of Warrant issued pursuant to Champion Series E Note Purchase Agreement, dated May 1, 1995, as amended.

4.6 (e) Form of Warrant issued pursuant to Champion Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended.

4.9 (b)    Certificate representing Common Stock.

10.1 (f) Pooling Agreement, dated as of April 16, 1993 among PHC Funding Corp. II ("PFC II"), Sheffield Receivables Corporation and Bankers Trust Company, as trustee (the "Trustee").

10.2 (f) Servicing Agreement, dated as of April 16, 1993, among PFC II, Paracelsus and the Trustee.

10.3 (f)   Guarantee, dated as of April 16, 1993, by Paracelsus in favor of PFC
           II.

10.4 (f) Sale and Servicing Agreement between subsidiaries of Paracelsus and PFC II.

10.5 (f)   Subordinate Note by PFC II in favor of Hospitals.

10.8 (b) $400 Million Reducing Revolving Credit Facility, dated as of August 16, 1996, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein (10.1).

10.14 (f)  Service and Consulting Agreement, dated as of July 4, 1983, between
           Paracelsus and European Investors Inc.  and Incofinas Limited.

10.16 (g)  The Restated Paracelsus Healthcare Corporation Supplemental
           Executive Retirement Plan.

10.17 (b)  Amendment No. 1 to the Supplemental Executive Retirement Plan.

10.19 (f)  Paracelsus Healthcare Corporation Annual Incentive Plan (10.17).

10.21 (h)  Facility Lease dated as of June 7, 1991, between Bell Atlantic
           Tricon Leasing Corporation and Chico Rehabilitation Hospital, Inc. (10.1).

10.22 (h)  Amendment to Lease dated June 30, 1994, between Tricon Capital and
           Chico Rehabilitation Hospital, Inc.  (10.2).

10.23 (h)  Amendment to Lease dated June 30, 1994, between Tricon Capital and
           Beaumont Rehab Associates Limited Partnership (10.3).

10.25 (g)  Asset Purchase Agreement, dated as of March 29, 1996 between
           Paracelsus and FHP, Inc.

10.26 (i)  Stock Purchase Agreement by and between Paracelsus and General
           Hospitals of Galen, Inc., dated as of November 29, 1995 (10.40).

10.27 (i)  Asset Exchange Agreement by and between Paracelsus Halstead Hospital
           Inc., Paracelsus Elmwood Medical Center, Inc., Paracelsus Peninsula Medical Center, Inc., and Paracelsus Real Estate Corporation and Pioneer Valley Hospital, Inc. and Medical Center of Santa Rosa, Inc., dated November 28, 1995 (10.41).

10.28 (j)  Amended and Restated Partnership Agreement of Dakota/Champion
           Partnership dated December 21, 1994.

10.29 (k)  Operating Agreement between Dakota/Champion Partnership and
           Champion, dated December 21, 1994.

10.30 (l)  Asset Purchase Agreement, dated January 25, 1995, as amended, among
           Medical Services of Salt Lake City, Inc., HealthTrust, Inc.-The Hospital Company, CHC-Salt Lake City, Inc. and Champion.

10.31 (m)  Second Amended and Restated Credit Agreement, dated as of December
           8, 1995, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein (10.1)

10.32 (n)  Agreement in Contemplation of Merger, dated April 12, 1996, between
           Champion and the Champion investors listed therein.

10.33 (g)  Restated Champion Healthcare Corporation Founders' Stock Option
           Plan.

10.34 (b)  License Agreement between Dr. Manfred George Krukemeyer and
           Paracelsus.

10.35 (o)  Asset Exchange Agreement dated November 9, 1995, by and between
           Champion Healthcare Holdings, Inc., CHC- Prattville, Inc. and CHC-Nursing Center, Inc. and West Jordan Hospital Corporation.

10.36 (b)  Registration Rights Agreement between Paracelsus and Park Hospital
           GmbH.

10.37 (b)  Voting Agreement between Park Hospital GmbH and Messrs. Miller and
           VanDevender.

10.38 (b)  Services Agreement between Paracelsus and Dr. Manfred G. Krukemeyer.

10.39 (b)  Insurance Agreement between Paracelsus and Dr. Manfred G.
           Krukemeyer.

10.40 (b)  Non-Compete Agreement between Paracelsus and Dr. Manfred G.
           Krukemeyer.

10.41 (b)  Shareholder Agreement between Paracelsus and Park Hospital GmbH,  as guaranteed by Dr. Manfred G. Krukemeyer.

10.42 (b)  Dividend and Note Agreement between Paracelsus and Park Hospital
           GmbH.

10.43 (b)  Employment Agreement between Charles R. Miller and Paracelsus, including the Management Rights Agreement.

10.44 (b)  Employment Agreement between R.J. Messenger and Paracelsus, including the Management Rights Agreement.

10.45 (b)  Employment Agreement between James G. VanDevender and Paracelsus.

10.46 (b)  Employment Agreement between Ronald R. Patterson and Paracelsus.

10.47 (b)  Employment Agreement between Robert C. Joyner and Paracelsus.

10.48 (b)  Paracelsus 1996 Stock Incentive Plan.

10.49 (b)  Paracelsus Healthcare Corporation Executive Officer Performance
           Bonus Plan.

10.50 (b)  First Refusal Agreement among Park Hospital GmbH, Dr. Manfred G.
           Krukemeyer and Messrs. Messenger, Miller, VanDevender and Patterson.

10.51 (g)  Champion Healthcare Corporation 1996 Annual Bonus Plan.

10.52 (p)  Subscription Agreement between Champion and James G. VanDevender dated February 10, 1990, as amended (10.3).

10.53 (g)  Clarification Letter to the Subscription Agreement between Champion and James G. VanDevender dated July 12, 1996.

10.54 (b)  Registration Rights Agreement among Paracelsus and certain Champion
           Investors.

10.55 (g)  Donaldson, Lufkin & Jenrette Securities Corporation Engagement
           Letter with Champion, dated April 10, 1996.

10.56 (b)  Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

10.57 (q)  AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option
           Plan.

10.58 (p)  Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

10.59 (p)  Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

10.60 (p)  Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

10.61 (p)  Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

10.62 (r)  Champion Healthcare Corporation Physicians Stock Option Plan (4.2).

10.63 (p)  Champion Selected Executive Stock Option Plan No. 5, dated May 25,
           1995 (4.12).

10.64 (p)  Champion Directors' Stock Option Plan, dated 1992.

10.65 (b)  Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

11.1       Statement regarding computation of per share earnings of Paracelsus.

21.1       List of subsidiaries of Paracelsus.

23.1       Consent of Ernst & Young LLP.

27         Financial Data Schedule.

--------------------------
(a) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated May 29, 1996.

(b) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1996.

(c) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form 8-A, filed on August 12, 1996.

(d) Incorporated by reference from Exhibit 10.23(g) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(e) Incorporated by reference from Exhibit 10.23(f) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(f) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to the Registration Statement on Form S-1, Registration No. 33-67040, filed on August 5, 1993.

(g) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form S-4, Registration No. 333-08521, filed on July 19, 1996.

(h) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(i) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Annual Report on Form 10- K for the year ended September 30, 1995.

(j) Incorporated by reference from Exhibit 10 to Champion's Current Report on Form 8-K, dated December 21, 1994.

(k) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated January 5, 1995.

(l) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 13, 1995.

(m) Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 12, 1995.

(n) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 15, 1996.

(o) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated March 1, 1996.

(p) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(q) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(r) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(b) REPORTS ON FORM 8-K

    None.

                       PARACELSUS HEALTHCARE CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)

                                        Balance at    Charged to                                     Balance
                                        Beginning      Costs and                                     at End
Description                              of Year        Expenses        Write-offs      Other        of Year
----------------------------            ----------    -----------       ----------      -----        -------
Year ended December 31, 1996
   Allowance for doubtful
   accounts                             $  28,321     $ 50,958 (a)     $ (43,244)     $(18,386) (b)  $  17,649



Year ended December 31, 1995
   Allowance for doubtful
   accounts                                27,368       40,236 (a)       (39,283)           -           28,321

Year ended December 31, 1994
   Allowance for doubtful
   accounts                                27,071       34,536 (a)       (34,239)           -           27,368


____________________________
(a) Includes bad debt expenses of $12.6 million, $16.7 million and $12.3 million for the years ended December 31, 1996, 1995 and 1994, respectively, related to the psychiatric hospitals which have been reclassified to discontinued operations.
(b) Represents allowance for doubtful accounts balance of $36.1 million related to the psychiatric hospitals which have been reclassified to discontinued operations, net of $17.7 million acquired reserves from the acquisition of Champion.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of April, 1997.

                                    PARACELSUS HEALTHCARE CORPORATION

                                               (Registrant)



                                    By: \s\ Charles R. Miller
                                       -----------------------------
                                            Charles R. Miller
                                       President, Chief Operating
                                            Officer & Director

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                                            Title                                                  Date
       ---------                                            -----                                                  ----
                                                Chairman of the Board of Directors                           April 15, 1997
-----------------------------------
 Dr. Manfred G. Krukemeyer

/s/ Charles R. Miller                           President, Chief Operating Officer                           April 15, 1997
-----------------------------------             and Director
  Charles R. Miller

/s/James G. VanDevender                         Executive Vice President,                                    April 15, 1997
-----------------------------------             Chief Financial Officer and
   James G. VanDevender                         Director


/s/ Robert M. Starling                          Vice President and Controller                                April 15, 1997
-----------------------------------
   Robert M. Starling

/s/ James A. Conroy                             Director                                                     April 15, 1997
-----------------------------------
   James A. Conroy

/s/ Christian A. Lange                          Director                                                     April 15, 1997
-----------------------------------
    Christian A. Lange

/s/ Daryl J. White                              Director                                                     April 15, 1997
-----------------------------------
   Daryl J. White

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

11.1        Statement regarding computation of per share earnings of Paracelsus.

21.1        List of subsidiaries of Paracelsus.

23.1        Consent of Ernst & Young LLP.

27          Financial Data Schedule.