Form 10-Q
period 1997-03-31
PARACELSUS HEALTHCARE CORP
filed 1997-05-15
CIK 758722

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                     Commission file number 1-12055


                    PARACELSUS HEALTHCARE CORPORATION
         (Exact name of registrant as specified in its charter)


                        CALIFORNIA                                95-3565943

        (State or other jurisdiction of              (IRS Employer
        incorporation or organization)               Identification No.)


              515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS
                (Address of principal executive offices)



                    77067                           (281) 774-5100
                 (Zip Code)            Registrant's telephone number, including
                                                     area code)


Securities registered pursuant to Section 12(b) of the Act:


        COMMON STOCK, NO STATED VALUE                 NEW YORK STOCK EXCHANGE
              (Title of Class)                (Name of each exchange on which
                                                             registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes[X]       No[   ]

As of May 14, 1997, there were outstanding 54,813,417 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                             MARCH 31, 1997


                                  INDEX


                                                              PAGE REFERENCE
                                                                 FORM 10-Q
                                                              --------------
PRELIMINARY STATEMENT........................................       3

FORWARD-LOOKING STATEMENTS...................................       3

PART I.

  Item 1. FINANCIAL INFORMATION

          Financial Statements-- (Unaudited)

          Condensed Consolidated Balance Sheets--
               March 31, 1997 and December 31, 1996.........        5

          Consolidated Statements of Operations--
               Three Months Ended March 31, 1997 and 1996...        6

          Condensed Consolidated Statements of Cash Flows--
               Three Months Ended March 31, 1997 and 1996...        7

          Notes to Interim Condensed Consolidated
               Financial Statements.........................        8

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........        12

PART II. OTHER INFORMATION..................................        17

SIGNATURE...................................................        18


PRELIMINARY STATEMENT
     In October 1996, the Board of Directors appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996. As a result of the inquiry, the Company restated its financial information for periods commencing with January 1, 1992 through the nine months ended September 30, 1996, as reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"), filed with the Securities and Exchange Commission (the "Commission") on April 15, 1997. Adjustments and reclassifications were necessary to correct errors and irregularities relating to (i) receivables due from Medicare and other government programs (ii) use of corporate reserves, (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area and (iv) deferral of facility closure costs which only affected the 1996 quarterly information (collectively, the "restatement entries"). The following financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Form 10-K.

     To show the impact of the restatement entries with respect to previously reported amounts for the quarter ended March 31, 1996, the Company has provided a description of the restatement entries and a reconciliation of historical results for the quarter ended March 31, 1996, as previously reported in the filed quarterly report on Form 10-Q, to the restated results for such quarterly period.

     The Company intends to file after the filing of this report, amended quarterly reports on Form 10-Q/A for each of the first three quarters in 1996 and the transition period ending December 31, 1995, restating the condensed financial statements previously reported and filed with the Commission.

FORWARD-LOOKING STATEMENTS
     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; the outcome of negotiations with the Company's Senior Lenders; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    PARACELSUS HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              ($ in 000's)

                                                   MARCH 31,       DECEMBER 31,
                                                     1997              1996
                                                   ---------       -----------
                                                  (Unaudited)        (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                    $  17,443          $   17,771
    Restricted cash                                  3,397               2,358
    Accounts receivable, net                        62,589              64,687
    Deferred income taxes                           27,957              28,739
    Refundable income taxes                         31,003              31,003
    Other current assets                            34,316              53,072
    Current assets of discontinued operations        4,667                  -
                                                    ------              ------
       Total current assets                        181,372             197,630

Property and equipment                             426,070             420,697
Less: Accumulated depreciation and amortization   (115,571)           (109,862)
                                                   -------             -------
                                                   310,499             310,835

Long-term assets of discontinued operations         16,587              18,499
Assets held for sale                                22,218              22,095
Goodwill                                           117,227             118,168
Other                                              107,973             105,605
                                                   -------             -------
       Total assets                              $ 755,876          $  772,832
                                                   =======             =======


                    PARACELSUS HEALTHCARE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              ($ in 000's)
                               (Unaudited)

                                                    MARCH 31,     DECEMBER 31,
                                                      1997            1996
                                                    --------       ----------
                                                    (Unaudited)     (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  44,476          $   40,408
    Accrued liabilities and other                   96,843             118,781
    Current maturities of long-term debt             4,704               4,679
                                                    ------             -------
       Total current liabilities                   146,023             163,868

Long-term debt                                     490,916             491,057
Other long-term liabilities                         65,468              69,420
Stockholders' Equity:
    Common stock                                   224,472             224,472
    Additional paid-in capital                         390                 390
    Unrealized (losses) gains on marketable
      securities                                       (86)                100
    Accumulated deficit                           (171,307)           (176,475)
                                                   -------             -------
       Total stockholders' equity                   53,469              48,487
                                                   -------             -------
Total Liabilities and Stockholders' Equity       $ 755,876          $  772,832
                                                   =======             =======

                                  See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                     1997           1996
                                                 ------------   -----------
                                                               (Restated-See
                                                                  Note 2)
Net revenue                                      $  168,490     $  115,323

Costs and expenses:
  Salaries and benefits                              69,012         53,513
  Other operating expenses                           66,432         49,588
  Provision for bad debts                            10,164          6,911
  Interest                                           10,855          3,819
  Depreciation and amortization                       7,704          3,789
  Equity in earnings of Dakota Heartland
     Health System                                   (2,559)             -
  Unusual charge                                          -          2,438
                                                    -------         ------
     Total costs and expenses                       161,608        120,058

  Income (loss) from continuing operations
     before minority interest and
     income taxes                                     6,882         (4,735)
  Minority interests                                   (341)          (340)
                                                    -------        -------
  Income (loss) from continuing operations
     before income taxes                              6,541         (5,075)
  Provision (benefit) for income taxes                1,373         (2,148)
                                                    -------        -------
  Income (loss) from continuing operations            5,168         (2,927)
  Loss from operations of discontinued
     operations, net                                     -         (11,422)
                                                    -------        -------
  Net income (loss)                              $    5,168     $  (14,349)
                                                    =======        =======
  Income (loss) per share:
     Continuing operations                       $     0.09     $    (0.10)
     Discontinued operations                              -          (0.38)
                                                    -------        -------
  Income (loss) per share                        $     0.09     $    (0.48)
                                                    =======        =======

  Weighted average common and common
     equivalent shares                               57,668         29,772

                            See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in 000's)
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                -----------------------------
                                                    1997             1996
                                                ------------     ------------
                                                                 (Restated -
                                                                  See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   5,168          $ (14,349)
Non-cash expenses and changes in
  operating assets and liabilities                (15,817)            12,266
                                                  -------             ------
Net cash used in operating activities             (10,649)            (2,083)
                                                  -------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                       -             (2,168)
Sale of marketable securities                      19,284                  -
Additions to property and equipment, net           (5,200)            (1,870)
Increase in other assets, net                      (3,420)            (3,190)
                                                   ------             ------
Net cash provided by (used in)
  investing activities                             10,664             (7,228)
                                                   ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility              -             15,000
Repayments under Revolving Credit Facility              -             (5,500)
Repayments of debt, net                              (343)              (341)
Dividends to stockholder                                -             (1,117)
                                                   ------             ------
Net cash (used in) provided by financing
  activities                                         (343)             8,042
                                                   ------             ------
Decrease in cash and cash equivalents                (328)            (1,269)
Cash and cash equivalents at beginning of year     17,771              4,418
                                                   ------             ------
Cash and cash equivalents at end of period      $  17,443          $   3,149
                                                   ======             ======

Supplemental Cash Flow Information:
  Interest paid                                  $ 19,124          $   1,984
  Income taxes paid                                   198              4,094



                             See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION
      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             March 31, 1997

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. The Company presently operates 28 hospitals with 2,915 licensed beds in 9 states (including two psychiatric hospitals with 113 licensed beds), of which 21 are owned, including two through a 50% owned partnership interest, and seven are leased.

BASIS   OF   PRESENTATION   -   The  accompanying   unaudited   condensed
consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim
financial  information   and   with   the   instructions  to  Form  10-Q.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (see Note 2). The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Form 10-K.

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

Certain account balances for the three months ended March 31, 1996 have been reclassified to conform to the Company's current presentation, including the reclassification of operating results of the discontinued psychiatric hospitals to "Loss from operations of discontinued operations, net" in the Consolidated Statements of Operations.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share is not presented because it was anti-dilutive. Weighted average number of common shares outstanding for the quarter ended March 31, 1996 have been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the merger with Champion Healthcare Corporation ("Champion") in August 1996.

In February 1997, the Financial Accounting Standards Board issued
Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in a material change in primary earnings (loss) per share for the quarters ended March 31, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings (loss) per share for these quarters is also not expected to be material.

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

     In October 1996, the Board of Directors appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996. Such inquiry resulted in the Company restating its financial statements for the periods commencing January 1, 1992 through the nine months ended September 30, 1996, as reflected in the Company's 1996 Form 10-K, filed with the Commission on April 15, 1997.

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

     The impact of the restatement entries on the Company's financial results for the three months ended March 31, 1996 is summarized in the following table. Due to the reclassification of operating results of the psychiatric hospitals from continuing operations to discontinued operations, a reconciliation has been included in the following table to reconcile to the reported amounts as shown in the Consolidated Statements of Operations for such period.

                                                                              Restated
                             As Previously    Adjustments       (a)          Discontinued    As Restated
                               Reported           to         As Restated      Operations    and Adjusted
(In 000's, except per      Quarter Ended    Quarter Ended  Quarter Ended   Quarter Ended   Quarter Ended
 share data)                 Mar. 31, 1996   Mar.31, 1996   Mar.31, 1996    Mar.31, 1996     Mar.31,1996
 ------------------------      ----------     ------------   ------------     -------------    ----------
Net revenue                   $ 131,916       $  (3,432)     $  128,484       $  (13,161)      $ 115,323
Costs and expenses:
  Salaries and benefits          57,617                          57,617           (4,104)         53,513
  Other operating expenses       48,879           5,329          54,208           (4,620)         49,588
  Provision for bad  debts       10,579                          10,579           (3,668)          6,911
  Interest                        3,834                           3,834              (15)          3,819
  Depreciation and amortization   3,984                           3,984             (195)          3,789
  Unusual charge                 22,356                          22,356          (19,918)          2,438
                                -------           ------         ------           ------          -----
Total costs and  expenses       147,249           5,329         152,578          (32,520)        120,058
Loss from continuing operations
  before minority interests
  and income taxes              (15,333)         (8,761)        (24,094)          19,359          (4,735)
Minority interests                 (503)            163            (340)             -              (340)
                                 ------           ------         ------            -----          ------
Loss from continuing operations
  before income taxes           (15,836)         (8,598)        (24,434)          19,359          (5,075)
Income tax benefit               (6,493)         (3,592)        (10,085)           7,937          (2,148)
                                 ------           ------          -----            -----          ------
Loss from continuing operations  (9,343)         (5,006)        (14,349)          11,422          (2,927)
Loss  from operations of
  discontinued  psychiatric
  hospitals, net                      -               -               -          (11,422)        (11,422)
                                 ------           -----           -----           ------          ------
Net Loss                      $  (9,343)       $ (5,006)     $  (14,349)      $        -       $ (14,349)
                                 ======           =====          ======           ======          ======
Loss per share:
 Continuing operations        $   (0.31)       $  (0.17)     $    (0.48)      $     0.38       $   (0.10)
 Discontinued  operations             -               -               -            (0.38)          (0.38)
                                  -----           -----           -----            -----           -----
Loss per share                $   (0.31)       $  (0.17)     $    (0.48)      $        -       $   (0.48)
                                  =====           =====           =====            =====           =====
Weighted average shares
 outstanding                     29,772          29,772          29,772           29,772          29,772
(a) Reflects impact of restatement entries before reclassification of discontinued operations.

The Company intends to file after the filing of this report, amended quarterly reports on Form 10-Q/A for the 1996 quarters and the transition period ending December 31, 1995, restating the condensed consolidated financial statements previously reported and filed with the Commission.

NOTE 2.    UNUSUAL CHARGE

     In March 1996, the Company recognized a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $19.9 million was related to a case involving the operation of its psychiatric programs. The $19.9 million is reflected as "Loss from operations of discontinued operations, net," with the remaining $2.5 million as an unusual charge in the Consolidated Statement of Operations.

NOTE 3.    DISPOSITION AND CLOSURE OF HOSPITALS

     On January 31, 1997, the Company closed the 104-bed Orange County Community Hospital of Orange and consolidated services into the 53-bed Orange County Hospital of Buena Park.

     On April 28, 1997, the Company completed the  sale of two of its six
psychiatric  facilities,  the  149-bed  Lakeland  Regional   Hospital  in
Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana. No gain or loss was recognized in connection with such divestiture.

NOTE 4.     LONG-TERM DEBT

     Effective April 14, 1997, the Company entered into an amendment to the existing five-year Reducing Revolving Credit Facility (the "Credit Facility")(the "Credit Agreement"), which provides among other things (i) a reduction in the credit commitment from $400.0 million to $200.0 million, (ii) interest rates which generally increase effective April 14, 1997 by .50% on a monthly basis until such increase reflects an 8.00% increase as compared to rates otherwise in effect prior to April 14, 1997, (iii) a limitation of $20.0 million in unrestricted additional borrowings under the amended Credit Agreement for purposes other than Permitted Acquisitions, as defined in the agreement, (iv) a limitation of $20.0 million in additional borrowings for Permitted Acquisitions, (v) the right by lenders to a first priority lien in the Company's real and personal properties; however, total collateral value based upon appraised fair market value cannot exceed 133.0% of the aggregate principal amount of the commitments, (vi) proceeds of asset dispositions must be applied as a permanent reduction of the debt outstanding under the Credit Agreement and (vii) additional restrictive financial covenants.

NOTE 5.    CONTINGENCIES

	The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 2 - Pending Litigation."

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL INFORMATION FOR QUARTER ENDED MARCH 31, 1996

     As a result of the Special Committee's investigation of the accounting and financial reporting practices and procedures in periods prior to September 30, 1996, the Company restated its financial information for periods commencing with January 1, 1992 through the nine months ended September 30, 1996, as reflected in the Company's 1996 Form 10-K, filed with the Commission on April 15, 1997. The need for the restatement of prior period financial statements was the result of accounting errors and irregularities at pre-merger Paracelsus as discussed in Item 1 - Note 2.

     The following table presents a summary of the impact of the restatement. See Item 1 - Note 2 for a more expanded presentation of the impact of the restatement and the reclassification of operating results of the discontinued psychiatric hospitals to "Loss from operations of discontinued operations, net." The restated financial information should be read in conjunction with the Company's 1996 Form 10-K.

                              As Previously                     (a)
                               Reported                     As Restated
                             Quarter Ended                 Quarter Ended
                                Mar. 31,                       Mar. 31,
                                 1996         Adjustments      1996
                              ------------  -----------   --------------
(IN 000'S, EXCEPT PER SHARE DATA)
Net Revenue                  $ 131,916      $  (3,432)    $    128,484
Loss from continuing
 operations before
 minority interests and
 income taxes                  (15,333)        (8,761)         (24,094)
Net loss                        (9,343)        (5,006)         (14,349)
Loss per share               $   (0.31)     $   (0.17)    $      (0.48)

______________
(a)    Reflects    impact   of   restatement   entries   before
       reclassification of discontinued operations.

     The 1996 adjustments consisted primarily of (i) additional deductions from revenue of $2.3 million for receivables from Medicare and other government programs, (ii) an increase in operating expenses of $4.6 million from the reversal of corporate reserves, (iii) a charge to net revenue of $1.2 million for certain bad debt expense that was deferred at two of the psychiatric hospitals and (iv) an increase in operating expenses of $697,000 for certain deferred closure costs. The Company does not believe that the adjustments regarding the Medicare receivables resulted from improper patient billing procedures under that program.

RESULTS OF OPERATIONS

     The Company made numerous acquisitions and divestitures since April 1996, including the merger with Champion. Additionally, in August 1996, the Company completed its public offering of the $325.0 million senior subordinated notes (the "Notes") and a sale of 5.2 million shares of its common stock. Accordingly, the Company's financial position and portfolio of operating hospitals during the quarter ended March 31, 1997 was significantly different from that of the comparable 1996 period. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods of which comparative operating results are presented. Operating results of the Company's psychiatric hospitals have been segregated from those of the acute care hospitals and are reflected under the caption "Loss from operations of discontinued operations, net" in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997
COMPARED WITH QUARTER ENDED MARCH 31, 1996

     Net revenue for the quarter ended March 31, 1997 was $168.5 million, an increase of $53.2 million, or 46.1%, from $115.3 million for the same period of 1996. The $53.2 million increase was primarily attributable to an increase of $54.3 million contributed by hospitals acquired since April 1996, net of divested hospitals, and a decrease of $1.1 million from "same hospitals." Of the $1.1 million decrease in "same hospital"
net   revenue,   $1.6   million  was  attributable  to  the  Los  Angeles
metropolitan ("LA metro") hospitals as a result of management's closing underperforming operating units and eliminating or reducing unprofitable services at certain hospitals, in addition to a continuing change in payor mix from private insurance to managed care and Medicare/Medicaid.

     The Company's acute care hospitals experienced a 50.4 % increase in inpatient admissions from 12,753 in 1996 to 19,178 in 1997. Patient days increased from 66,738 in 1996 to 89,724 in 1997. Outpatient visits (including home health) increased 43.5% from 271,900 in 1996 to 390,280 in 1997. Admissions in "same hospitals" decreased from 10,213 in 1996 to 9,713 in 1997, as a result of management's closing underperforming operating units and eliminating or reducing unprofitable services at certain hospitals.

     Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased from 95.4 % in 1996 to 86.4 % in 1997 and operating margin increased from 4.6% to 13.6%. Such increase was due to higher operating margins at hospitals acquired since April 1996 as well as improved operating margins at "same hospitals," as a result of (i) management's efforts to control costs, (ii) efficiency and productivity gains resulting from the implementation of operating standards and benchmarks on a hospital department level, (iii) management's closing of underperforming operating units and eliminating or reducing unprofitable services, specifically at the LA metro hospitals and (iv) divestiture or closure of underperforming facilities. Management expects to further reduce operating costs through a corporate reorganization which will result in reduced corporate overhead costs.

     Interest expense increased $7.1 million from $3.8 million in 1996 to $10.9 million in 1997, primarily due to (i) an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund
Champion  merger  costs,   working   capital   requirements  and  capital
expenditures, (ii) an increase in the interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $1.3 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional Hospital and Medical Center ("PHC Regional
Hospital"), was  offset  against  the  loss contract accrual   previously
established   at   December  31,  1996. Accordingly,  such amount was not
reflected as interest expense in the 1997 Consolidated Statement of Operations.

     Depreciation and amortization increased to $7.7 million in 1997 from $3.8 million for the same period of 1996. Of the $3.9 million increase, $4.7 million was primarily attributable to the facilities acquired or divested since April 1996, including amortization of goodwill of $941,000, offset by a decrease of $790,000 at the acute care LA metro hospitals held for sale, as a result of not recording depreciation expense on these facilities, commencing on October 1, 1996, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Income  from  continuing  operations  before income  taxes  in  1997 included $2.6 million attributable to the Company's equity in the earnings of Dakota Heartland Health System but excluded a loss of $5.7 million attributable to PHC Regional Hospital. Such loss was offset against the loss contract accrual previously established at December 31, 1996.

     Income before income taxes of the discontinued psychiatric hospitals was $274,000 in 1997, as compared to $559,000 (excluding a charge of $19.9 million for settlement costs related to a lawsuit settled in March
1996) for the comparable period of 1996. In accordance with Accounting Principles Board Opinion No. 30, operating income from discontinued operations during 1997 was offset against the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations. After income taxes, loss from operations of discontinued operations for the quarter ended March 31, 1996 was $11.4 million, of which $11.8 million was related to a lawsuit settlement charge.

     The Company's effective ongoing tax rate was 21.0% for the three months ended March 31, 1997, as compared to 42.3% for the comparable period in 1996. The reduced tax rate for 1997 resulted primarily from a $1.7 million reduction in the valuation allowance related to the use of previously unbenefited tax assets.

     Net income for the quarter ended March 31, 1997 was $5.2 million, or $0.09 per share, compared to a net loss of $14.3 million, or $0.48 per share, for the same period of 1996. Weighted average common and common equivalent shares outstanding increased 93.7% from 29.8 million in 1996 to 57.7 million in 1997, primarily from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares of the Company's common stock, both completed in August 1996. Net loss for the three months ended March 31, 1996 included settlement costs of $ 13.2 million relating to two lawsuits settled in March 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter ended March 31, 1997 was $ 10.6 million, compared to $2.1 million for the same period
of  1996.   The  $8.5 million decrease in net cash used in operating
activities was mainly attributable to incremental cash payments during 1997 for (i) interest expense on outstanding indebtedness (ii) accrued 1996 health claims related to PHC Regional Hospital (iii) costs and fees related to the Special Committee's investigation, and (iv) Champion merger costs. Net cash provided by investing activities was $10.7 million during 1997, as compared to net cash used in investing activities of $7.2 million during 1996. The $17.9 million increase was primarily attributable to the liquidation of marketable securities held by the Company's wholly-owned subsidiary, Hospital Assurance Company Ltd., during 1997, offset by an increase in capital expenditures during 1997. Net cash used in financing activities during 1997 was $343,000, compared to net cash provided by financing activities of $8.0 million during 1996. The $8.3 million decrease was primarily attributable to net borrowings of $9.5 million during 1996 under the Company's then revolving line of credit, offset by cash dividends of $1.1 million paid to the former sole stockholder.

     Net working capital was $35.3 million at March 31, 1997, an increase of $1.5 million from $ 33.8 million at December 31, 1996. The Company's long-term debt as a percentage of total capitalization was 90.2% at March 31, 1997, compared to 91.0% at December 31, 1996.

     As of May 14, 1997, the Company had $39.9 million available under its Credit Facility to fund future capital expenditures, working capital requirements and the issuance of letters of credit. The Company anticipates that internally generated cash flows from earnings, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, the Federal and state income taxes refunds, and available borrowings under its Credit Agreement will be sufficient to meet funding requirements through 1997. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

OPERATING PERFORMANCE OF SALT LAKE CITY, UTAH HOSPITALS

     With respect to the Utah hospitals, The Company recorded earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $8.4 million, or 30.6% of the Company's consolidated hospitals' EBITDA, for the three months ended March 31, 1997, after excluding an operating loss of $4.4 million associated with the loss contract at PHC Regional Hospital. Such loss, in addition to interest expense of $1.3 million attributable to borrowings to finance the acquisition of PHC Regional Hospital, was offset against the loss contract accrual previously
<PAGE >   16
established in 1996. Excluding the impact of the loss contract at PHC Regional Hospital, the performance of the Salt Lake area hospitals for the three months ended March 31, 1997 was as expected. The Company has developed a consolidation plan that will likely result in closing PHC Regional Hospital based on the option to redistribute the patient volume from PHC Regional Hospital to the Company's remaining four hospitals.

OPERATING PERFORMANCE OF LA METRO HOSPITALS

     As a result of actions taken by management subsequent to the merger with Champion to stabilize the operating conditions and curtail losses at the LA metro hospitals, including closing underperforming operating units and eliminating or reducing unprofitable services, the Company recorded EBITDA of $2.5 million on the LA metro acute care hospitals for the three months ended March 31, 1997, as compared to a loss of $697,000 for the comparable 1996 period. Loss before interest, income taxes, depreciation and amortization for the LA metro psychiatric hospitals, which was offset against the disposal loss accrual previously established in September 1996, was $33,000 in 1997. Management expects the LA metro hospitals to generate positive cash flows through their estimated disposition date.

PENDING LITIGATION

     Since the Company filed its 1996 Form 10-K with the Commission on April 15, 1997, there have been two amended complaints filed in the stockholder class and derivative litigation described in that Form 10-K. A Consolidated Class Action Complaint, captioned IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, was filed which consolidates and amends several class action complaints described in the 1996 Form 10-K. A First Amended Derivative Complaint was filed which amends the previously filed class and derivative action captioned CAVEN V. MILLER No. H-96-4291. Both complaints now reflect certain facts disclosed in the 1996 Form 10-K that were not alleged in the previous complaints. The class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The derivative action, which purports to be filed on behalf of Champion Healthcare Corporation, asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, its outside auditor, and the lead underwriter for various securities offerings.

     As discussed in the Company's 1996 Form 10-K, the Company believes that the outcome of certain of the claims will probably be unfavorable to the Company. The Company also believes that the stockholder class actions asserted against the Company are likely to settle rather than to proceed to trial, judgment, and appeal and that, given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the Federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation, however, and the Company can provide no assurance that the results will not have a significant adverse effect on it.

REGULATORY MATTERS

      Healthcare reform legislation has been proposed at both Federal and state levels. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's future revenues or liquidity.


PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     See Part I - Item 2 "Pending Litigation" for an update of developments on the pending stockholders' litigation previously disclosed in the Company's 1996 Form 10-K.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits

10.9   First Amendment to  Credit Agreement, dated as of April 14,
       1997, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein.

10.66  Letter Agreement between  R. J. Messenger and Paracelsus
       Healthcare Corporation dated April 11, 1997.

11.1 Statement regarding computation of per share earnings of Paracelsus.

27     Financial Data Schedule.

(b) Reports on Form 8-K

       None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Paracelsus Healthcare Corporation
                                    (Registrant)



Dated: May 15, 1997            By: /s/ JAMES G. VANDEVENDER
                                -------------------------
                                    James G. VanDevender
                                   Executive Vice President,
                                    Chief Financial Officer
                                       & Director