Form 10-QT/A
period 1995-12-31
PARACELSUS HEALTHCARE CORP
filed 1997-08-12
CIK 758722

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ___________

                                 FORM 10-QT/A

                               AMENDMENT NO. 1

                                     TO

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1995


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

                          PARACELSUS HEALTHCARE CORPORATION

                                    FORM 10-QT/A

                           For the Quarterly Period Ended
                                  December 31, 1995

                                        INDEX
                                                                   Page
                                                                  Reference
                                                               FORM 10-QT/A
                                                               ------------
PRELIMINARY STATEMENT                                                   3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1995 and September 30, 1995                      4

          Consolidated Statements of Operations -
          Three Months ended December 31, 1995 and 1994                 5

          Condensed Consolidated Statements of Cash Flows -
          Three Months ended December 31, 1995 and 1994                 6

          Notes to Interim Condensed Consolidated Financial Statements  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           11

PART II.  OTHER INFORMATION                                             14

SIGNATURE                                                               16

PRELIMINARY STATEMENT

     Paracelsus Healthcare Corporation (the "Company") is filing this report on Form 10-Q/A to amend and restate the Transition Report on Form 10-Q for the quarter ended December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") on November 1, 1996.

     In October 1996, the Board of Directors appointed a Special Committee consisting of non-management members, to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996. As a result of the inquiry, the Company restated its financial information for periods commencing with January 1, 1992 through the nine months ended September 30, 1996, as reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on April 15, 1997. Adjustments and reclassifications were necessary to correct errors and irregularities relating to (i) receivables due from Medicare and other government programs (ii) use of corporate reserves, (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area and (iv) deferral of facility closure costs which only affected the 1996 quarterly information (collectively, the "restatement entries").

     To show the impact of the restatement entries with respect to previously reported amounts for the quarters ended December 31, 1995 and 1994, the Company has provided a description of the restatement entries and a reconciliation of historical results for the quarters ended December 31, 1995 and 1994, as previously reported in the filed transition report on Form 10-Q, to the restated results.

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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                    PARACELSUS HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)
                               (Unaudited)
                                                Restatement - See Note 2
                                               	------------------------
                                                  December      September
                                                     31,            30,
                                                    1995           1995
                                                 ---------      --------

ASSETS
Current Assets:
   Cash and cash equivalents                       $  4,418     $   2,949
   Marketable securities                             12,643        10,387
   Accounts receivable, net                          53,538        46,247
   Other current assets                              26,948        27,437
   Deferred income taxes                             28,825        32,580
                                                    -------       -------
     Total current assets                           126,372       119,600

Property and equipment                              273,685       268,412
Less: Accumulated depreciation and amortization    (106,306)     (102,746)
                                                    -------       -------
                                                    167,379       165,666

Other assets                                         39,635        40,533
                                                    -------       -------
     Total Assets                                  $333,386     $ 325,799
                                                    =======       =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable and other current liabilities  $ 64,211     $  69,401
   Current maturities of long-term debt               5,150         8,658
                                                     ------        ------
     Total current liabilities                       69,361        78,059

Long-term debt                                      130,352       113,070
Other long-term liabilities                          25,230        25,176
Deferred income taxes                                21,544        24,619
Minority interests                                      178           126
Stockholder's equity
   Common stock                                       4,500         4,500
   Additional paid-in capital                           390           390
   Unrealized gains on marketable securities            212           137
   Retained earnings                                 81,619        79,722
                                                     ------        ------
     Total stockholder's equity                      86,721        84,749
                                                     ------        ------
     Total Liabilities and Stockholders' Equity    $333,386      $325,799
                                                    =======       =======

                          See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands)
                               (Unaudited)

                                                     Restatement - See Note 2
                                                     ------------------------
                                                         Three Months Ended
                                                             December 31,
                                                     ------------------------
                                                        1995           1994
                                                     ---------      ---------

Net Revenue                                          $ 130,161     $ 127,131

Costs and expenses:
  Salaries and benefits                                 55,545        53,271
  Other operating expenses                              53,176        56,391
  Provision for bad debts                                9,612         8,804
  Interest                                               3,851         3,716
  Depreciation and amortization                          3,988         4,340
                                                       -------       -------
Total costs and expenses                               126,172       126,522

Income before minority interests and income taxes        3,989           609
Minority interests                                        (569)         (693)
                                                        ------        ------
Income (loss) before income taxes                        3,420           (84)
Provision (benefit) for income taxes                     1,402           (34)
                                                       -------        ------
Net income (loss)                                    $   2,018     $     (50)
                                                       =======        ======

                         See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (Unaudited)
                                                   Restatement - See Note 2
                                                  ---------------------------
                                                       Three Months Ended
                                                           December 31,
                                                  ---------------------------
                                                     1995            1994
                                                  ------------    ----------

Cash Flows from Operating Activities:
Net income (loss)                                 $  2,018         $     (50)
Non-cash expenses and changes in operating
  assets and liabilities                            (6,701)           (4,270)
                                                    ------            ------
Net cash used in operating activities               (4,683)           (4,320)
                                                    ------            ------

Cash Flows from Investing Activities:
Purchase of marketable securities                      (78)             (996)
Purchase of property and equipment, net             (5,253)           (1,670)
Decrease in minority interests                        (517)             (700)
Increase in other assets                            (1,653)             (924)
                                                     -----             -----
Net cash used in investing activities               (7,501)           (4,290)
                                                     -----             -----

Cash Flows from Financing Activities:
Borrowings under Credit Facility                    16,500            12,500
Repayments under Credit Facility                    (2,500)           (2,500)
Repayments of long-term debt, net                     (226)             (426)
Dividends to stockholder                              (121)             (412)
                                                    ------            ------
Net cash provided by financing activities           13,653             9,162
                                                    ------            ------
Increase in cash and cash equivalents                1,469               552
Cash and cash equivalents at beginning of period     2,949             1,452
                                                     -----            ------

Cash and cash equivalents at end of period        $  4,418           $ 2,004
                                                     =====             =====
Supplementary cash flow information
Cash paid during the period for:
     Income taxes                                 $    954           $   172
     Interest                                        5,550             5,351

                         See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                            December 31, 1995

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------
Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. As of December 31, 1995, the Company operated 22 hospitals with 1,986 licensed beds in 8 states (including three psychiatric hospitals with 218 licensed beds), of which 15 were owned and seven were leased.

Basis of Presentation
---------------------
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarterly period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the annual period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for such period, which include restated financial results for calendar years 1992 through 1995 and for the quarterly 1995 and 1996 periods.

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

Certain account balances for the three months ended December 31, 1994 have been reclassified to conform to the Company's current presentation.

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

     The need for prior period restatements was the result of accounting errors and irregularities in four areas: (i) overstatement of receivables due from Medicare and other government programs; (ii) use of corporate reserves; (iii) provisions for bad debt expense relating principally to two of the Company's psychiatric hospitals in the Los Angeles area; and
(iv) deferral of facility closure costs which only affected the 1996 quarterly information.

     The impact of the restatement entries on the Company's financial results for the three months ended December 31, 1995 and 1994 is summarized in the following tables. A reconciliation has been included to reconcile to the reported amounts as shown in the Consolidated Statements of Operations for each respective period.

QUARTER ENDED DECEMBER 31, 1995
                                      As Previously     Adjustments      As
                                        Reported		     to        Restated
                                         Quarter          Quarter      Quarter
                                          Ended            Ended        Ended
                                        Dec. 31,          Dec. 31,     Dec. 31,
                                          1995              1995         1995
                                     -------------      -----------  ----------
(IN 000'S)

Net revenue                            $ 128,674        $  1,487     $ 130,161
                                         -------	         -----       -------
Costs and expenses:
  Salaries and benefits                   55,545                        55,545
  Other operating expenses                51,564           1,612        53,176
  Provision for bad  debts                 9,612                         9,612
  Interest                                 3,851                         3,851
  Depreciation and  amortization           3,988                         3,988
                                         -------           -----       -------
Total costs and  expenses                124,560           1,612       126,172
Income before minority
  interests and income taxes               4,114            (125)        3,989
Minority interests                          (569)                         (569)
                                         -------           -----       -------
Income before income taxes                 3,545            (125)        3,420
Provision for income taxes                 1,453             (51)        1,402
                                         -------           -----       -------
Net income                              $  2,092        $    (74)    $   2,018
                                         =======           =====       =======

QUARTER ENDED DECEMBER 31, 1994
                                      As Previously     Adjustments      As
                                        Reported	          to        Restated
                                         Quarter          Quarter      Quarter
                                          Ended            Ended        Ended
                                        Dec. 31,          Dec. 31,     Dec. 31,
                                          1994              1994         1994
                                     -------------      -----------  ----------
(IN 000'S)

Net revenue                          $124,123           $  3,008     $ 127,131

Costs and expenses:
  Salaries and benefits                53,646               (375)       53,271
  Other operating expenses             48,716              7,675        56,391
  Provision for bad  debts              8,804                            8,804
  Interest                              3,716                            3,716
  Depreciation and  amortization        4,340                            4,340
                                     --------           --------      --------
Total costs and  expenses             119,222              7,300       126,522
Income before minority
  interests and income taxes            4,901             (4,292)          609
Minority interests                       (693)                            (693)
                                     --------           --------       -------
Income (loss) before income taxes       4,208             (4,292)          (84)
Provision (benefit) for income taxes    1,726             (1,760)          (34)
                                     --------           --------       -------
Net income (loss)                    $  2,482          $  (2,532)      $   (50)
                                     ========           ========       =======

NOTE 3. MARKETABLE SECURITIES

In November 1995, in concurrence with the adoption of "A Guide to Implementation of Statement of Financial Accounting Standards No. 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company transferred certain of its held-to-maturity debt securities to the available-for-sale category. The amortized cost of those securities at the time of transfer was $2.0 million and the gross unrealized loss on those securities was immaterial.

NOTE 4. EXCHANGE TRANSACTION

On  November  28,  1995,  the  Company  entered  into  an  Asset Exchange
Agreement and
a Stock Purchase Agreement to acquire the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 120-bed Davis Hospital and Medical Center in Layton, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from another healthcare company (collectively, the "Acquired Hospitals"). In exchange, the other party will receive the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas, and $38.5 million in cash, net of a working capital differential. The Company also will purchase the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchange the Elmwood and Halstead real property for the Pioneer real property and then sell the Pioneer real property to the REIT. The acquisition of the Acquired Hospitals will be accounted for as a purchase transaction, with no material gain or loss to be recognized therefrom. The Company will finance the acquisition from borrowings under its revolving line of credit.

NOTE 5 - LONG-TERM DEBT

On December 8, 1995, the Company entered into a Second Amended and Restated Credit Agreement (the "Agreement")(the "Credit Facility") which provides for a revolving line of credit in the amount of $230.0 million. The Credit Facility is available for working capital purposes, to fund acquisitions and for the issuance of letters of credit. Borrowings under the Credit Facility bear interest at a base rate or an offshore dollar rate, as defined in the Agreement, plus a margin ranging from 0.25% to 0.75% or 0.75% to 1.125%, respectively. The Credit Facility requires annual fees ranging from 0.75% to 1.25% of the outstanding amount of the letters of credit. The Company is also required to pay commitment fees ranging from 0.20% to 0.375% of the unused portion of the Credit Facility.

The Credit Facility expires on November 1998, at which time, the Company can elect to convert the then outstanding balance into a four-year term loan, payable in 16 equal quarterly installments, commencing in December 1998.

NOTE 6. CONTINGENCIES

The Company is defending itself against a lawsuit filed by Aetna Life Insurance Company ("Aetna") alleging false diagnosis and billings submitted for treatment of Aetna patients at the Company's psychiatric facilities. Management denies these allegations and believes the ultimate resolution of the lawsuit will not have a material adverse effect on its consolidated financial position.

The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at the Company's facilities. It maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations and cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------
Following changes in the Company's management which became effective as of the merger with Champion Healthcare Corporation on August 16, 1996 (the "Merger"), management determined that there were financial performance and accounting issues with the pre-merger operating results of the Company. In October 1996, the Company announced that its third quarter results would be substantially lower than expected. At the same time, the Board of Directors formed a Special Committee of non-management members to supervise the conduct of an inquiry by outside legal counsel as to the nature and reasons for the earnings shortfall and investigate the accounting and financial reporting practices and procedures in periods prior to September 30, 1996. As a result of its investigation, the Special Committee recommended to the Board that the Company restate its prior period financial statements. The need for the restatement of prior period financial statements was the result of accounting errors and irregularities at pre-merger Paracelsus as discussed in Item 1 - Note 2.

   The  following  table  presents  a  summary  of  the   impact  of  the
restatements on the three months ended December 31, 1995 and 1994.

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          Dec. 31,                               Dec. 31,
                            1995             Adjustments           1995
                        ------------         -----------       -----------
Net Revenue             $128,674             $  1,487            $130,161
Income(loss)
  before income taxes      3,545                 (125)              3,420
Net income (loss)          2,092                  (74)              2,018

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          Dec. 31,                               Dec. 31,
                            1994             Adjustments           1994
                        -----------          -----------       -----------
Net Revenue             $124,123             $  3,008            $127,131
Income(loss)
  before income taxes      4,208               (4,292)                (84)
Net income (loss)          2,482               (2,532)                (50)

 The 1995 adjustments consisted primarily of (i) a decrease in deductions from revenue of $1.8 million for receivables from Medicare and other government programs, offset by a charge to net revenue of $278,000 for certain bad debt expense that was deferred at two of the psychiatric hospitals, (ii) an increase in operating expenses of $1.6 million from the reversal of corporate reserves and (iii) an increase in operating expenses of $13,000 for certain deferred closure costs. The 1994 adjustments consisted primarily of (i) a decrease in deductions from revenue totaling $3.0 million, consisting of $2.1 million for receivables from Medicare and other government programs and $864,000 for deferral of bad debt expense in prior periods that was recorded as deductions from revenue at two of the psychiatric hospitals and (ii) an increase in operating expenses of $7.3 million from the reversal of corporate reserves.

  The following discussion analyzes the results, as restated, for quarter ended December 31, 1995, as compared to the quarter ended December 31, 1994. The following information should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996, which included restated financial results for periods prior thereto.


Results of Operations - Quarter ended December 31, 1995
-------------------------------------------------------
Compared with Quarter ended December 31, 1994
---------------------------------------------

Net revenue for the three months ended December 31, 1995 was $130.2 million, an increase of $3.1 million , or 2.4%, over $127.1 million for the same period of 1994. Of the $3.1 million increase, $6.6 million was contributed by hospitals owned throughout both periods ("same hospitals"), offset by a net decrease of $3.5 million, attributable to hospitals and healthcare related businesses that were closed or sold since January 1995. The $6.6 million increase in "same hospitals" net revenue was attributable to an increase of $4.1 million from additional home health business at hospitals located primarily in Tennessee, with the remaining $2.5 million increase resulting primarily from additional services offered and medical staff development efforts.

Expressed as a percentage operating revenues, operating expenses (salaries and benefits, other operating expenses, and provision for bad debts) decreased from 93.2% in 1994 to 90.9% in 1995 and operating margin increased from 6.8% to 9.1%. The 2.3% increase in operating margin in 1995 was primarily due to a 3.6% decrease in other operating expenses, as a percentage of net revenue, from incremental charges recorded in 1994 for accrued legal costs relating to outstanding litigation and the write-off of certain assets, offset by an increase in purchased services in 1995 attributable to additional home health business which was profitable but was more labor intensive. The increase in operating margin in 1995 was further offset by a 0.8% increase in salaries and benefits and a 0.5% increase in provision for bad debt, as a percentage of net revenue, with the former primarily due to an increase in home health business and the latter attributable mainly to the psychiatric hospitals.

Depreciation and amortization decreased to $4.0 million in 1995 from $4.3 million for the same period of 1994. The $300,000 decrease was primarily attributable to facilities and healthcare related businesses sold or closed since January 1995.

Net income for the quarter ended December 31, 1995 was $2.0 million, as compared to a loss of $50,000 for the quarter ended December 31, 1994. The $2.1 million increase was due primarily to additional incremental charges recorded in 1994 for accrued legal costs and the write-off of certain assets and an increase in net revenue during 1995.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities for the quarter ended December 31, 1995 was $4.7 million, compared to $4.3 million for the same period of 1994. Net cash used in investing activities increased $3.2 million to $7.5 million during 1995 from $4.3 million in 1994, primarily from an increase in use of cash to finance capital expenditures. Net cash provided by financing activities increased $4.5 million to $13.7 million during 1995 from $9.2 million for the same 1994 period, due primarily to an incremental borrowing of $4.0 million under the Revolving Credit Facility to finance capital expenditures and purchases of physician clinics during 1995.

Net working capital was $57.0 million, an increase of $15.5 million from $41.5 million at September 30, 1995. The increase mainly resulted from an increase in accounts receivable and a decrease in accounts payable and other accrued expenses, in addition to a decrease of $3.5 million in current maturities of long-term debt resulting from the refinancing of an existing mortgage note originally due in January 1996 to long-term debt. The Company's long-term debt as a percentage of total capitalization was 60.0% at December 31, 1995, compared to 57.2% at September 30, 1995. The increase was primarily attributable to net borrowings of $14.0 million under the Credit Facility to finance capital expenditures and fund working capital requirements during the three months ended December 31, 1995 and the refinancing of the mortgage note described above.

On December 8, 1995, the Company amended and restated its existing Credit Facility to increase the amount available for borrowings from $125.0 million to $230.0 million. The Credit Facility is available for working capital purposes, to finance capital expenditures, to fund acquisitions and for the issuance of letters of credit. As of December 31, 1995, the Company had $41.5 million of borrowings outstanding under its Credit Facility.

The Company anticipates that internally generated cash flows from earnings, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program and borrowings under its Credit Facility will be sufficient to fund future acquisition, capital expenditure and working capital requirements through fiscal year 1996. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The statement also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 on October 1, 1996, and, based on current circumstances, does not believe the effect of the adoption will be material.

Regulatory Matters
------------------
Various other legislative proposals for healthcare reform at both federal and state levels have been introduced or have been under consideration. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's future revenues or liquidity.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material change has occurred in the litigation described in Note 6 of the Notes to Interim Condensed Consolidated Financial Statements.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.7 Third Amended and Restated Guaranty and Pledge Agreement, dated as of December 8, 1995, by and among Dr. Manfred Krukemeyer, Paracelsus, Bank of America and NationsBank (filed as Exhibit 4.1 to Paracelsus' Current Report on Form 8-K dated December 8, 1995, and incorporated herein by reference).

10.26 Stock Purchase Agreement by and between Paracelsus and General Hospitals of Galen, Inc., dated as of November 29, 1995 (filed as
         Exhibit 10.40 to Paracelsus' Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).

10.27 Asset Exchange Agreement by and between Paracelsus Haltstead Hospital, Inc., Paracelsus Elmwood Medical Center, Inc., Paracelsus Peninsula Medical Center, Inc., and Paracelsus Real Estate Corporation and Pioneer Valley Hospital, Inc. and Medical Center of Santa Rosa, Inc., dated November 28, 1995 (filed as Exhibit 10.41 to Paracelsus' Annual Report on Form 10-K for the year ended September 30, 1995, and incorporated herein by reference).

10.31 Second Amended and Restated Credit Agreement, dated as of December 8, 1995, among Paracelsus, Bank of America National Trust and Savings Association as agent, and other lenders named therein (filed as Exhibit 4.1 to Paracelsus' Current Report on Form 8-K dated December 8, 1995, and incorporated herein by reference).


(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, dated December 8, 1995, reporting pursuant to Item 5 thereof, that the Company had entered into a Second Amended and Restated Credit Agreement increasing the amount available thereunder to $230.0 million.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Paracelsus Healthcare Corporation

                                        (Registrant)


                                     /s/ JAMES G. VANDEVENDER
Dated: Augus 11, 1997            By: ____________________________
                                          James G. VanDevender
                                     Senior Executive Vice President,
                                          Chief Financial Officer
                                               & Director