Form 10-Q/A
period 1996-03-31
PARACELSUS HEALTHCARE CORP
filed 1997-08-12
CIK 758722

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ___________

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

                                     TO

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996


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

                                   YES_X_    NO__

As of March 31, 1996, there were 450 shares of the Registrant's Common Stock, no stated value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PARACELSUS HEALTHCARE CORPORATION

                                     FORM 10-Q/A

                           For the Quarterly Period Ended
                                   March 31, 1996

                                        INDEX
                                                                      Page
                                                                    Reference
                                                                   FORM 10-Q/A
                                                                   -----------
PRELIMINARY STATEMENT                                                       3


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1996 and September 30, 1995                             4

          Consolidated Statements of Operations -
          Three and six months ended March 31, 1996 and 1995                5

          Condensed Consolidated Statements of Cash Flows -
          Six months ended March 31, 1996 and 1995                          6

          Notes to Interim Condensed Consolidated Financial Statements      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15

PART II.  OTHER INFORMATION                                                21

SIGNATURE                                                                  22

PRELIMINARY STATEMENT

     Paracelsus Healthcare Corporation (the "Company") is filing this report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission (the "Commission") on May 15, 1996.

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

     To show the impact of the restatement entries with respect to previously reported amounts for the three months and six months ended March 31, 1996 and 1995, the Company has provided a description of the restatement entries and a reconciliation of historical results for the three months and six months ended March 31, 1996 and 1995, as previously reported in the filed quarterly report on Form 10-Q, to the restated results.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       PARACELSUS HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)
                                                  Restatement - See Note 2
                                                  ------------------------
                                                    March        September
                                                      31,            30,
                                                     1996           1995
                                                  ---------      ---------

ASSETS
Current Assets:
   Cash and cash equivalents                       $  3,149       $   2,949
   Marketable securities                             10,051          10,387
   Accounts receivable, net                          52,105          46,247
   Other current assets                              26,610          27,437
   Deferred income taxes                             45,978          32,580
                                                   --------          ------
     Total current assets                           137,893         119,600

Property and equipment                              275,577         268,412
   Less: Accumulated depreciation and
      amortization                                 (109,848)       (102,746)
                                                   --------         -------
                                                    165,729         165,666

Other assets                                         46,524          40,533
                                                   --------         -------
     Total Assets                                  $350,146       $ 325,799
                                                   ========         =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable and other current liabilities  $ 82,849       $  69,401
   Current maturities of long-term debt               5,186           8,658
                                                     ------          ------
     Total current liabilities                       88,035          78,059

Long-term debt                                      139,475         113,070
Other long-term liabilities                          25,827          25,176
Deferred income taxes                                25,583          24,619
Minority interest                                       141             126
Stockholder's equity
   Common stock                                       4,500           4,500
   Additional paid-in capital                           390             390
   Unrealized gains on marketable securities             42             137
   Retained earnings                                 66,153          79,722
                                                     ------          ------
     Total stockholder's equity                      71,085          84,749
                                                    -------          ------
     Total Liabilities and Stockholder's Equity   $ 350,146       $ 325,799
                                                    =======         =======

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)
                                  (Unaudited)

                                         Restatement - See Note 2
                              -----------------------------------------------
                              Three Months Ended         Six Months Ended
                                   March 31,                 March 31,
                              ---------------------      -------------------
                                  1996      1995            1996      1995
                              ----------  ---------      --------   --------

Net Revenue                   $128,484    $128,002        $258,645   $255,133
Costs and expenses:
  Salaries and benefits         57,617      54,843         113,162    108,114
  Other operating expenses      54,208      47,650         107,384    104,041
  Provision for bad debts       10,579      10,479          20,191     19,283
  Interest                       3,834       3,936           7,685      7,652
  Depreciation and amortization  3,984       4,394           7,972      8,734
  Settlement costs              22,356           -          22,356          -
                               -------      ------         -------    -------
Total costs and expenses       152,578     121,302         278,750    247,824
Income (loss) before minority
  interests and income taxes   (24,094)      6,700         (20,105)     7,309
Minority interests                (340)       (511)           (909)    (1,204)
                               -------     -------          ------      -----
Income (loss) before
  income taxes                 (24,434)      6,189         (21,014)     6,105
Provision (benefit) for
  income taxes                 (10,085)      2,538          (8,683)     2,504
                               -------     -------           -----      -----
Net income (loss)             $(14,349)   $  3,651        $(12,331)  $  3,601
                               =======     =======          ======      =====











                              See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Restatement - See Note 2
                                                  -------------------------
                                                       Six Months Ended
                                                           March 31,
                                                  -------------------------
                                                      1996          1995
                                                  -----------     ---------

Cash Flows from Operating Activities:
Net income (loss)                                 $  (12,331)     $  3,601
Non-cash expenses and changes in operating
  assets and liabilities                               5,565         1,006
                                                      ------         -----
Net cash (used in) provided by operating activities   (6,766)        4,607
                                                      ------         -----

Cash Flows from Investing Activities:
Purchase of marketable securities                     (2,246)       (2,470)
Purchase of property and equipment, net               (7,123)       (5,322)
Decrease in minority interests                          (894)         (739)
Increase in other assets                              (4,466)       (2,003)
                                                      ------         -----
Net cash used in investing activities                (14,729)      (10,534)
                                                      ------        ------

Cash Flows from Financing Activities:
Borrowings under Credit Facility                      31,500        23,500
Repayments under Credit Facility                      (8,000)      (14,500)
Repayment of long-term debt, net                        (567)         (778)
Dividends to stockholder                              (1,238)       (1,640)
                                                       -----         -----
Net cash provided by financing activities             21,695         6,582
                                                      ------         -----
Increase in cash and cash equivalents                    200           655
Cash and cash equivalents at beginning of period       2,949         1,452
                                                      ------         -----
Cash and cash equivalents at end of period         $   3,149      $  2,107
                                                      ======         =====
Supplementary cash flow information:
     Interest paid                                 $   7,534      $  7,041
     Income taxes paid                                 5,048         5,977
Unrealized (losses) gains on marketable
  securities:
     Marketable securities                              (145)            5
     Deferred taxes                                      (50)            2
                                                       -----          ----
Increase (decrease) in stockholder's equity        $     (95)     $      3
                                                       ======         ====

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                               March 31, 1996

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------
Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. As of March 31, 1996, the Company operated 21 hospitals with 1,888 licensed beds in 8 states (including three psychiatric hospitals with 218 licensed beds), of which 14 were owned and seven were leased.

Basis of Presentation
---------------------
The accompanying unaudited condensed consolidated financial statements the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarterly and six month periods ended March 31, 1996 are not indicative of the results that may be expected for the annual period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for such period, which include restated financial results for calendar years 1992 through 1995 and for 1995 and 1996 quarterly periods.

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

Certain account balances for the 1995 periods have been reclassified to conform to the Company's current presentation.

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

     The impact of the restatement entries on the Company's financial results for the quarterly and six month periods ended March 31, 1996 and 1995 is summarized in the following tables. A reconciliation has been included to reconcile to the reported amounts as shown in the Consolidated Statements of Operations for each respective period.

QUARTER ENDED MARCH 31, 1996

                                          As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                        Quarter       Quarter         Quarter
                                         Ended         Ended            Ended
                                       March 31,       March 31,      March 31,
                                         1996            1996            1996
                                       ---------      ----------     ----------
(IN 000'S)

Net revenue                            $131,916       $ (3,432)      $ 128,484

Costs and expenses:
   Salaries and benefits                 57,617                         57,617
   Other operating expenses              48,879          5,329          54,208
   Provision for bad  debts              10,579                         10,579
   Interest                               3,834                          3,834
   Depreciation and  amortization         3,984                          3,984
   Settlement costs                      22,356                         22,356
                                         ------          -----          ------
Total costs and  expenses               147,249          5,329         152,578
Loss before minority
   interests and income taxes           (15,333)        (8,761)        (24,094)
Minority interests                         (503)           163            (340)
                                         ------          -----          ------
Loss before income taxes                (15,836)        (8,598)        (24,434)
Income tax benefit                       (6,493)        (3,592)        (10,085)
                                         ------          -----          ------
Net loss                               $ (9,343)     $  (5,006)      $ (14,349)
                                         ======          =====          ======

QUARTER ENDED MARCH 31, 1995

                                          As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                        Quarter       Quarter         Quarter
                                         Ended         Ended            Ended
                                       March 31,       March 31,      March 31,
                                         1995            1995          1995
                                      ---------      ----------     ----------
(IN 000'S)

Net revenue                            $128,233       $   (231)      $ 128,002

Costs and expenses:
   Salaries and benefits                 54,929            (86)         54,843
   Other operating expenses              47,564             86          47,650
   Provision for bad  debts              10,479                         10,479
   Interest                               3,936                          3,936
   Depreciation and  amortization         4,394                          4,394
                                       --------            ----        -------
Total costs and  expenses               121,302               -        121,302
Income before minority
   interests and income taxes             6,931            (231)         6,700
Minority interests                        (511)                           (511)
                                        -------            ----        -------
Income before income taxes               6,420             (231)         6,189
Provision for income taxes               2,631              (93)         2,538
                                        -------            ----        -------
Net income                            $  3,789        $    (138)     $   3,651
                                        =======            ====        =======

SIX MONTHS ENDED MARCH 31, 1996
-------------------------------
                                         As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                       Six Months     Six Months    Six Months
                                         Ended         Ended            Ended
                                       March 31,       March 31,      March 31,
                                         1996            1996          1996
                                      ---------      ----------     ----------
(IN 000'S)

Net revenue                            $260,590       $ (1,945)      $ 258,645

Costs and expenses:
  Salaries and benefits                 113,162                        113,162
  Other operating expenses              100,443           6,941        107,384
  Provision for bad  debts               20,191                         20,191
  Interest                                7,685                          7,685
  Depreciation and  amortization          7,972                          7,972
  Settlement costs                       22,356                         22,356
                                         ------           -----         ------
Total costs and  expenses               271,809           6,941        278,750

Loss before minority
  interests and income taxes            (11,219)         (8,886)       (20,105)
Minority interests                       (1,072)            163           (909)
                                         ------           -----         ------
Loss before income taxes                (12,291)         (8,723)       (21,014)
Income tax benefit                       (5,040)         (3,643)       ( 8,683)
                                         ------           -----         ------
Net loss                               $ (7,251)      $  (5,080)     $ (12,331)
                                         ======           =====         ======

SIX MONTHS ENDED MARCH 31, 1995
-------------------------------
                                          As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                       Six Months     Six Months    Six Months
                                         Ended         Ended            Ended
                                       March 31,       March 31,      March 31,
                                         1995            1995          1995
                                      ---------      ----------     ----------
(IN 000'S)


Net revenue                            $252,356       $  2,777       $ 255,133

Costs and expenses:
  Salaries and benefits                 108,575           (461)        108,114
  Other operating expenses               96,280          7,761         104,041
  Provision for bad  debts               19,283                         19,283
  Interest                                7,652                          7,652
  Depreciation and  amortization          8,734                          8,734
                                        -------          -----          ------
Total costs and  expenses               240,524          7,300         247,824
Income before minority
  interests and income taxes             11,832         (4,523)          7,309
Minority interests                       (1,204)                        (1,204)
                                         ------          -----           -----
Income before income taxes               10,628         (4,523)          6,105
Provision for income taxes                4,357         (1,853)          2,504
                                         ------          -----           -----
Net income                             $  6,271      $  (2,670)       $  3,601
                                         ======          =====           =====

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

NOTE 4. EXCHANGE, ACQUISITION & CLOSURE

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

On April 11, 1996, the Company entered into an Asset Purchase Agreement to acquire the 125-bed PHC Regional Hospital and Medical Center in Salt Lake City, Utah for approximately $70.0 million in cash. The transaction is expected to close in May 1996.

On April 12, 1996, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with Champion Healthcare Corporation ("Champion"). The Merger Agreement provides for, among other things, the merger (the "Merger") of PC Merger Sub., Inc., a wholly owned subsidiary of the Company, with and into Champion. Prior to the effective date of the Merger, the Company's Common Stock will be split. At the effective date of the Merger, the holders of Champion's Common Stock and Preferred Stock will receive the right to receive one share and two shares of the Company's Common Stock, respectively. Following the Merger, the Company's sole stockholder will own approximately 60% of the Company's Common Stock, and Champion's stockholders will own the remaining 40%. The Merger must be approved by Champion's stockholders. Concurrent with the Merger Agreement, the Company will enter into a Dividend and Note Agreement which will provide a dividend distribution to the Company's sole stockholder, who will in turn loan to the Company a portion of the proceeds from the dividend distribution. The Merger will be accounted for using the purchase method of accounting and is expected to close in August 1996.

On March 15, 1996, the Company closed the 123-bed Desert Palms Community Hospital in Palmdale, California.

NOTE 5 - LONG-TERM DEBT

On December 8, 1995, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Facility") which provides for a revolving line of credit in the amount of $230.0 million. The Credit Facility is available for working capital purposes, to fund acquisitions and for the issuance of letters of credit. Borrowings under the Credit Facility bear interest at a base rate or an offshore dollar rate, as defined in the Agreement, plus a margin ranging from 0.25% to 0.75% or 0.75% to 1.125%, respectively. The Credit Facility requires annual fees ranging from 0.75% to 1.25% of the outstanding amount of the letters of credit. The Company is also required to pay commitment fees ranging from 0.20% to 0.375% of the unused portion of the Credit Facility.

The Credit Facility expires on November 1998, at which time, the Company can elect to convert the then outstanding balance into a four-year term loan, payable in 16 equal quarterly installments, commencing in December 1998.

NOTE 6. SETTLEMENT COSTS

During March 1996, the Company settled two lawsuits in connection primarily with the operation of its psychiatric programs. The Company recognized a charge for settlement costs totaling $22.4 million in the quarter ended March 31, 1996, consisting primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and avoid further legal costs in connection with the disputes.

NOTE 7. CONTINGENCIES

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

  The following table presents a summary of the impact of the restatements on the quarterly and six months periods ended March 31, 1996 and 1995 ($ in 000's).


QUARTER ENDED MARCH 31, 1996
----------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          March 31,                             March 31,
                            1996             Adjustments          1996
                        ------------         -----------       -----------
Net Revenue             $131,916             $ (3,432)           $128,484
Income(loss) before
  minority interests and
  income taxes           (15,333)              (8,761)            (24,094)
Net income (loss)         (9,343)              (5,006)            (14,349)


QUARTER ENDED MARCH 31, 1995
----------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          March 31,                             March 31,
                            1995             Adjustments           1995
                        -----------          -----------       -----------
Net Revenue             $128,233             $   (231)           $128,002
Income(loss) before
  minority interest and
  income taxes             6,931                 (231)              6,700
Net income (loss)          3,789                 (138)              3,651


SIX MONTHS ENDED MARCH 31, 1996
-------------------------------

                        As Previously
                          Reported                             As Restated
                         Six Months                            Six Months
                           Ended                                 Ended
                          March 31,                             March 31,
                            1996             Adjustments          1996
                        -----------          -----------       -----------
Net Revenue             $260,590             $  (1,945)           $258,645
Income(loss) before
  minority interest and
  income taxes           (11,219)               (8,886)            (20,105)
Net income (loss)         (7,251)               (5,080)            (12,331)

SIX MONTHS ENDED MARCH 31, 1995
-------------------------------

                        As Previously
                          Reported                             As Restated
                        Six Months                             Six Months
                           Ended                                 Ended
                          March 31,                             March 31,
                            1995             Adjustments          1995
                        -----------          -----------       -----------
Net Revenue             $252,356             $   2,777            $255,133
Income(loss) before
  minority interest and
  income taxes            11,832                (4,523)              7,309
Net income (loss)          6,271                (2,670)              3,601

  The adjustments consisted primarily of:

                                                       Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

(i)   Increase in deductions from
      revenue for receivables from Medicare and
      other government programs                       $ (2,281)       $ (1,095)
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                    (4,632)              -
(iii) Decrease in net revenue for certain bad
      debt expense that was deferred at two of
      the psychiatric hospitals                         (1,151)            864
(iv)  Increase in operating expenses for
      deferred facility closure costs                     (697)              -
                                                       -------          -------
      Total pre-tax adjustments before minority
          interests                                   $ (8,761)       $   (231)
                                                       =======          =======



                                                         Six Months Ended
                                                             March 31,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

(i)   (Increase) decrease in deductions from
      revenue for receivables from Medicare and
      other government programs                       $ (  516)       $  1,049
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                    (6,231)         (7,300)
(iii) Decrease in net revenue for certain bad
      debt expense that was deferred at two of
      the psychiatric hospitals                         (1,429)          1,728
(iv)  Increase in operating expenses for
      deferred facility closure costs                     (710)              -
                                                       -------          -------
      Total pre-tax adjustments before minority
          interests                                   $ (8,886)       $ (4,523)
                                                       =======          =======


  The following discussion analyzes the results, as restated, for the quarterly and six month periods ended March 31, 1996, as compared to the quarterly and six month periods ended March 31, 1995, respectively. "Same hospitals" as used in the following discussion consist of hospitals owned throughout the periods of which comparative operating results are presented. The following information should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996, which included restated financial results for certain periods prior thereto.

Results of Operations
---------------------

Quarter ended March 31, 1996 compared with Quarter ended March 31, 1995
-----------------------------------------------------------------------

Net revenue for the three months ended March 31, 1996 was $128.5 million, an increase of $500,000, or 0.4%, over $128.0 million for the same period of 1995. The increase included $9.4 million from "same hospitals" not located in the Los Angeles metropolitan ("LA metro") area, offset by a decrease of $2.8 million attributable to the LA metro "same hospitals" and a decrease of $6.1 million attributable to hospitals and healthcare related businesses that were closed or sold since April 1995. The $9.4 million increase in non-LA metro "same hospitals" net revenue was attributable to an increase of $3.7 million from additional home health business at hospitals located primarily in Tennessee, with the remaining $5.7 million increase resulting primarily from additional services offered and medical staff development efforts. The $2.8 million decrease in net revenue at the LA metro hospitals consisted of a (i) $2.1 million decrease at the psychiatric hospitals as a result of the negative impact on admission resulting from a lawsuit that was settled in March 1996 (see Item 1- Note 6) and increasing difficulties in collecting psychiatric accounts receivable and (ii) an $800,000 decrease at the remaining LA metro acute care hospitals as a result of a change in payor mix from private insurance to managed care and Medicare/Medicaid and a decline in acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses, and provision for bad debts) increased from 88.3% in 1995 to 95.3% in 1996 and operating margin decreased from 11.7% to 4.7%. The 7.0% decrease in operating margin in 1996 was primarily due to (i) a deterioration in the operating performance at the LA metro hospitals due to the reasons noted above,(ii) an increase during 1996 in salaries and benefits and purchased services, as a percentage of net revenue, as a result of additional home health business which was profitable but produced lower margins than other types of services and (iii) a deterioration in the operating performance of a hospital closed in March 1996, as well as additional costs incurred during 1996 to close this facility.

Depreciation and amortization decreased to $4.0 million in 1996 from $4.4 million for the same period of 1995. The $400,000 decrease was primarily attributable to facilities and healthcare related businesses sold or closed since April 1995.

During March 1996, the Company recognized a charge for the settlement of two lawsuits totaling $22.4 million. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. See Item 1 - Note 6 for additional information.

Net loss for the quarter ended March 31, 1996 was $14.3 million, as compared to net income of $3.7 million for the quarter ended March 31, 1995. The $18.0 million decrease was due primarily to the settlement charge recorded in March 1996 and a deterioration in operating performance at the LA metro hospitals.


Six Months ended March 31, 1996 compared with Six Months ended March 31, 1995
-----------------------------------------------------------------------------

Net revenue for the six months ended March 31, 1996 was $258.6 million, an increase of $3.5 million, or 1.4%, over $255.1 million for the same period of 1995. The increase included $15.6 million from "same hospitals" not located in the Los Angeles metropolitan ("LA metro") area, offset by a decrease of $2.4 million attributable to the LA metro "same hospitals" and a decrease of $9.7 million attributable to hospitals or healthcare related businesses that were closed or sold since April 1995. The $15.6 million increase in non-LA metro "same hospital" net revenue was attributable to an increase of $7.8 million from additional home health business at hospitals located primarily in Tennessee, with the remaining $7.8 million increase resulting primarily from additional services offered and medical staff development efforts. The $2.4 million decrease in net revenue at the LA metro hospitals was primarily attributable to the psychiatric hospitals as a result of the negative impact on admission resulting from a lawsuit that was settled in March 1996 (see Item 1- Note 6) and increasing difficulties in collecting psychiatric accounts receivable.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses, and provision for bad debts) increased from 90.7% in 1995 to 93.1% in 1996 and operating margin decreased from 9.3% to 6.9%. The 2.4% decrease in operating margin in 1996 was primarily due to (i) a deterioration in the operating performance at the LA metro psychiatric hospitals due to the reasons noted above,(ii) an increase during 1996 in salaries and benefits and purchased services, as a percentage of net revenue, as a result of additional home health business which was profitable but produced lower margins than other types of services and (iii) a deterioration in the operating performance of a hospital closed in March 1996, as well as additional costs incurred during 1996 to close this facility.

Depreciation and amortization decreased to $8.0 million in 1996 from $8.7 million for the same period of 1995. The $700,000 decrease was primarily attributable to facilities and healthcare related businesses sold or closed since April 1995.

During March 1996, the Company recognized a charge for the settlement of two lawsuits totaling $22.4 million. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. See Item 1 - Note 6 for additional information.

Net loss for the six months ended March 31, 1996 was $12.3 million, as compared to net income of $3.6 million for the six months ended March 31, 1995. The $15.9 million decrease was due primarily to the settlement charge recorded in March 1996 relating to two lawsuits and a deterioration in operating performance at the LA metro hospitals.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities for the six months ended March 31, 1996 was $6.8 million, compared to net cash provided by operating activities of $4.6 million for the same period of 1995. The $11.4 million decrease in cash was primarily attributable to net losses recorded for the six months ended March 31, 1996 and an increase in deferred tax assets resulting from such losses, as compared to net income recorded for the comparable 1995 period. Net cash used in investing activities increased $4.2 million to $14.7 million during 1996 from $10.5 million in 1995, primarily from an increase in a use of cash to finance capital expenditures, purchases of clinics and expanded services. Net cash provided by financing activities increased $15.1 million to $21.7 million during 1996 from $6.6 million for the same 1995 period, due primarily to incremental borrowings of $14.5 million under the Revolving Credit Facility to finance capital expenditures and working capital requirements.

Net working capital was $49.9 million, an increase of $8.4 million from $41.5 million at September 30, 1995. The increase mainly resulted from (i) an increase in deferred tax assets resulting from net losses recorded for the six months ended March 31, 1996, (ii) an increase in accounts receivable from additional revenue generated during the quarter ended March 31, 1996, net of (iii) an increase in accounts payable and accrued expenses related to the settlement of two lawsuits. The Company's long-term debt as a percentage of total capitalization was 66.2% at March 31, 1996, compared to 57.2% at September 30, 1995. The increase was primarily attributable to net borrowings of $23.5 million under the Credit Facility to finance capital expenditures and fund working capital requirements during the six months ended March 31, 1996.

On December 8, 1995, the Company amended and restated its existing Credit Facility to increase the amount available for borrowings from $125.0 million to $230.0 million. The Credit Facility is available for working capital purposes, to finance capital expenditures, to fund acquisitions and for the issuance of letters of credit. As of March 31, 1996, the Company had $51.0 million of borrowings outstanding under its Credit Facility.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During March 1996, the Company settled two lawsuits in connection with the operation of its psychiatric programs previously disclosed in the Company's Form 10-K for the year ended September 30, 1995. See Item 1 - Note 6 of this Form 10-Q.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibit

    10.25 Asset Purchase Agreement, dated as of March 29, 1996 between Paracelsus and FHP, Inc.(filed as Exhibit 10.25 to Paracelsus' Registration Statement on Form S-4, Registration No. 333-08521, filed on July 19, 1996, and incorporated herein by reference).


(b) Reports on Form 8-K

    None.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Paracelsus Healthcare Corporation

                                             (Registrant)


                                          /s/ JAMES G. VANDEVENDER
Dated: August 11, 1997                By: ____________________________
                                             James G. VanDevender
                                        Senior Executive Vice President,
                                             Chief Financial Officer
                                                 & Director