Form 10-Q/A
period 1996-06-30
PARACELSUS HEALTHCARE CORP
filed 1997-08-12
CIK 758722

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

                          PARACELSUS HEALTHCARE CORPORATION

                                     FORM 10-Q/A

                           For the Quarterly Period Ended
                                   June 30, 1996

                                        INDEX
                                                                        Page
                                                                      Reference
                                                                     FORM 10-Q/A
                                                                     -----------

PRELIMINARY STATEMENT                                                       3


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 1996 and September 30, 1995                              4

          Consolidated Statements of Operations -
          Three and nine months ended June 30, 1996 and 1995                5

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended June 30, 1996 and 1995                          6

          Notes to Interim Condensed Consolidated Financial Statements      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15

PART II.  OTHER INFORMATION                                                21

SIGNATURE                                                                  23

PRELIMINARY STATEMENT

     Paracelsus Healthcare Corporation (the "Company") is filing this report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission (the "Commission") on August 14, 1996.

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

     To show the impact of the restatement entries with respect to previously reported amounts for the three months and nine months ended June 30, 1996 and 1995, the Company has provided a description of the restatement entries and a reconciliation of historical results for the three months and nine months ended June 30, 1996 and 1995, as previously reported in the filed quarterly report on Form 10-Q, to the restated results.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       PARACELSUS HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)
                                                  Restatement - See Note 2
                                                  ------------------------
                                                     June        September
                                                      30,            30,
                                                     1996           1995
                                                 ---------      ---------

ASSETS
Current Assets:
   Cash and cash equivalents                       $   1,903     $   2,949
   Marketable securities                              15,590        10,387
   Accounts receivable, net                           65,728        46,247
   Other current assets                               29,043        27,437
   Deferred income taxes                              60,757        32,580
                                                      ------        ------
     Total current assets                            173,021       119,600

Property and equipment                               343,389       268,412
   Less: Accumulated depreciation and
      amortization                                   (97,661)     (102,746)
                                                      ------        ------
                                                     245,728       165,666

Other assets                                          68,711        40,533
                                                      ------        ------
     Total Assets                                  $ 487,460     $ 325,799
                                                     =======       =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts payable and other current liabilities  $  76,030     $  69,401
   Current maturities of long-term debt                  439         8,658
                                                      ------        ------
     Total current liabilities                        76,469        78,059

Long-term debt                                       284,642       113,070
Other long-term liabilities                           25,762        25,176
Deferred income taxes                                 36,139        24,619
Minority interest                                        147           126
Stockholder's equity
   Common stock                                        4,500         4,500
   Additional paid-in capital                            390           390
   Unrealized (losses)gains on marketable securities     (27)          137
   Retained earnings                                  59,438        79,722
                                                      ------        ------
     Total stockholder's equity                       64,301        84,749
                                                      ------        ------
     Total Liabilities and Stockholder's Equity    $ 487,460     $ 325,799
                                                     =======       =======

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)
                                  (Unaudited)

                                         Restatement - See Note 2
                              -----------------------------------------------
                              Three Months Ended         Nine Months Ended
                                   June 30,                    June 30,
                              ---------------------      -------------------
                                  1996      1995            1996      1995
                              ----------  ---------      --------   --------

Net Revenue                   $130,530    $117,866        $389,175   $372,999
Costs and expenses:
  Salaries and benefits         56,772      52,471         169,934    160,585
  Other operating expenses      56,719      47,359         164,103    151,400
  Provision for bad debts       14,879       9,172          35,070     28,455
  Interest                       5,216       3,952          12,901     11,604
  Depreciation and amortization  4,684       4,251          12,656     12,985
  Settlement costs                   -           -          22,356          -
                                ------       -----          ------     ------
Total costs and expenses       138,270     117,205         417,020    365,029
Income (loss) before minority
  interests and income taxes    (7,740)        661         (27,845)     7,970
Minority interests              (1,065)       (592)         (1,974)    (1,796)
                                ------        ----          ------      -----
Income (loss) before
  income taxes                  (8,805)         69         (29,819)     6,174
Provision (benefit) for
  income taxes                  (3,643)         28         (12,326)     2,532
                                 -----        ----          ------      -----
Net income (loss)             $ (5,162)    $    41        $(17,493)  $  3,642
                                 =====        ====          ======      =====

                              See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Restatement - See Note 2
                                                  -------------------------
                                                       Nine Months Ended
                                                           June 30,
                                                  -------------------------
                                                      1996          1995
                                                  -----------     ---------

Cash Flows from Operating Activities:
Net income (loss)                                 $ (17,493)      $  3,642
Non-cash expenses and changes in operating assets
 and liabilities                                    (17,331)         8,522
                                                    -------         ------
Net cash (used in) provided by operating
 activities                                         (34,824)        12,164
                                                    -------         ------
Cash Flows from Investing Activities:
Acquisitions of facilities, net                    (109,385)             -
Purchase of marketable securities                    (3,225)        (4,592)
Additions to property and equipment, net             (8,727)       (10,432)
Decrease in minority interests                       (2,195)        (1,845)
Increase in other assets                             (5,030)        (4,387)
                                                    -------         ------
Net cash used in investing activities              (128,562)       (21,256)
                                                    -------         ------
Cash Flows from Financing Activities:
Borrowings under Credit Facility                    232,000         36,000
Repayments under Credit Facility                    (61,500)       (20,500)
Repayment of long-term debt, net                     (5,369)        (1,120)
Dividends to stockholder                             (2,791)        (4,521)
                                                     ------          -----
Net cash provided by financing activities           162,340          9,859
                                                     ------          -----
Increase (decrease) in cash and cash equivalents     (1,046)           767
Cash and cash equivalents at beginning of period      2,949          1,452
                                                      -----          -----
Cash and cash equivalents at end of period        $   1,903       $  2,219
                                                      =====          =====
Supplementary cash flow information:
     Interest paid                                $  13,786       $  13,077
     Income taxes paid                                5,531           9,728
Unrealized (losses) gains on marketable
  securities:
     Marketable securities                             (278)              5
     Deferred taxes                                     114               2
                                                       ----            ----
Increase (decrease) in stockholder's equity       $    (164)      $       3
                                                       ====            ====

                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION

        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                               June 30, 1996

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------
Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. As of June 30, 1996, the Company operated 22 hospitals with 1,957 licensed beds in seven states (including three psychiatric hospitals with 218 licensed beds), of which 15 were owned and seven were leased.

Basis of Presentation
---------------------
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarterly and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the annual period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for such period, which include restated financial results for calendar years 1992 through 1995 and for the quarterly 1995 and 1996 periods.

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

     The impact of the restatement entries on the Company's financial results for the quarterly and nine month periods ended June 30, 1996 and 1995 is summarized in the following tables. A reconciliation has been included to reconcile to the reported amounts as shown in the Consolidated Statements of Operations for each respective period.

QUARTER ENDED JUNE 30, 1996

                                          As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                        Quarter       Quarter         Quarter
                                         Ended         Ended            Ended
                                       June 30,       June 30,        June 30,
                                         1996           1996            1996
                                       ---------      ----------     ----------
(IN 000'S)

Net revenue                            $133,136       $ (2,606)      $ 130,530

Costs and expenses:
   Salaries and benefits                 56,772                         56,772
   Other operating expenses              51,916          4,803          56,719
   Provision for bad  debts               8,994          5,885          14,879
   Interest                               5,216                          5,216
   Depreciation and  amortization         4,684                          4,684
                                        -------          -----          ------
Total costs and  expenses               127,582         10,688         138,270
Income (loss) before minority
   interests and income taxes             5,554        (13,294)         (7,740)
Minority interests                       (1,144)            79          (1,065)
                                        -------         ------          ------
Income (loss) before income taxes         4,410        (13,215)         (8,805)
Provision (benefit) for income
   taxes                                  1,808         (5,451)         (3,643)
                                          -----         ------           -----
Net income (loss)                      $  2,602      $  (7,764)      $  (5,162)
                                          =====         ======           =====

QUARTER ENDED JUNE 30, 1995

                                          As
                                      Previously     Adjustments        As
                                        Reported         to          Restated
                                        Quarter       Quarter         Quarter
                                         Ended         Ended            Ended
                                       June 30,       June 30,        June 30,
                                         1995           1995            1995
                                       ---------      ----------     ----------
(IN 000'S)

Net revenue                            $123,545       $ (5,679)      $ 117,866

Costs and expenses:
  Salaries and benefits                  52,652           (181)         52,471
  Other operating expenses               47,178            181          47,359
  Provision for bad  debts                9,172                          9,172
  Interest                                3,952                          3,952
  Depreciation and  amortization          4,251                          4,251
                                       --------          ------        -------
Total costs and  expenses               117,205               -        117,205

Income before minority
  interests and income taxes              6,340          (5,679)           661
Minority interests                         (592)                          (592)
                                          -----           -----          -----
Income before income taxes                5,748          (5,679)            69
Provision for income taxes                2,356          (2,328)            28
                                          -----           -----          -----
Net income                             $  3,392       $  (3,351)        $   41
                                          =====           =====          =====

NINE MONTHS ENDED JUNE 30, 1996

                                       As
                                   Previously        Adjustments         As
                                    Reported             to           Restated
                                  Nine Months       Nine Months     Nine Months
                                     Ended              Ended           Ended
                                   June 30,            June 30,        June 30,
                                     1996                1996            1996
                                  ---------          ----------     ----------
(IN 000'S)

Net revenue                        $393,726           $ (4,551)      $ 389,175

Costs and expenses:
  Salaries and benefits             169,934                            169,934
  Other operating expenses          152,359             11,744         164,103
  Provision for bad debts            29,185              5,885          35,070
  Interest                           12,901                             12,901
  Depreciation and amortization      12,656                             12,656
  Settlement costs                   22,356                             22,356
                                    -------             ------         -------
Total costs and expenses            399,391             17,629         417,020
Loss before minority
  interests and income taxes         (5,665)           (22,180)        (27,845)
Minority interests                   (2,216)               242          (1,974)
                                    -------             ------          ------
Loss before income taxes             (7,881)           (21,938)        (29,819)
Income tax benefit                   (3,232)            (9,094)        (12,326)
                                      -----              -----          ------
Net loss                           $ (4,649)         $ (12,844)      $ (17,493)
                                     ======             ======          ======

NINE MONTHS ENDED JUNE 30, 1995

                                       As
                                   Previously        Adjustments         As
                                    Reported             to           Restated
                                  Nine Months       Nine Months     Nine Months
                                     Ended              Ended           Ended
                                   June 30,            June 30,        June 30,
                                     1995                1995            1995
                                  ---------          ----------     ----------
(IN 000'S)

Net revenue                        $375,901           $ (2,902)      $ 372,999

Costs and expenses:
  Salaries and benefits             159,955                630         160,585
  Other operating expenses          144,729              6,671         151,400
  Provision for bad debts            28,455                             28,455
  Interest                           11,604                             11,604
  Depreciation and  amortization     12,985                             12,985
                                   --------              -----         -------
Total costs and  expenses           357,728              7,301         365,029
Income before minority
  interests and income taxes         18,173            (10,203)          7,970
Minority interests                   (1,796)                            (1,796)
                                   --------             ------          ------
Income before income taxes           16,377            (10,203)          6,174
Provision for income taxes            6,713             (4,181)          2,532
                                   --------             ------          ------
Net income                         $  9,664          $  (6,022)       $  3,642
                                    =======              =====          ======

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

NOTE 4. EXCHANGE, ACQUISITION & CLOSURE

On August 9, 1996, the stockholders of Champion Healthcare Corporation ("Champion") adopted and approved the Amended and Restated Agreement and Plan of Merger dated as of May 29, 1996 (the "Merger Agreement"), by and among the Company, Champion and PC Merger Sub, Inc., a wholly owned subsidiary of the Company, pursuant to which such wholly owned subsidiary will be merged with and into Champion (the "Merger"). The Company expects the Merger to consummate on or about August 16, 1996 after satisfying certain other terms and conditions of the Merger Agreement. Upon consummation of the Merger, each share of Champion's Common Stock and Preferred Stock will convert to one share and two shares of the Company's Common Stock, respectively. Dr. Manfred George Krukemeyer, currently the Chairman of the Board of Directors and sole stockholder of the Company, will own approximately 60% of the combined company, with current Champion security holders owning the remaining 40%. Among other things, the consummation of the Merger is conditioned upon the Company and Dr. Krukemeyer entering into a Dividend and Note Agreement, pursuant to which a dividend of $21.1 million plus accrued interest will be paid to Dr. Krukemeyer no later than 60 days after the consummation of the Merger. Dr. Krukemeyer will in turn loan the Company $7.2 million and receive a $7.2 million 6.51% subordinated note from the Company. The Merger will be accounted for using the purchase method of accounting.

On May 17, 1996, the Company acquired the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 120-bed Davis Hospital and Medical Center in Layton, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from another healthcare company (collectively, the "Acquired Hospitals"). In exchange, the other party received the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas, and $38.5 million in cash, net of a working capital differential, which is subject to final agreement of the parties. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for the Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of the Acquired Hospitals was accounted for as a purchase transaction. The Company financed the acquisition with borrowings under its revolving line of credit. The Company recorded goodwill of $15.2 million, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of the Acquired Hospitals have been included in the operations of the Company since May 17, 1996. No material gain or loss was recorded on the disposition of the Exchanged Hospitals.

On  May  17,  1996, the Company acquired the 125-bed PHC Regional Hospital  and
Medical Center in Salt Lake City, Utah ("PHC Regional Hospital") for approximately $71.0 million in cash. The Company financed the acquisition with amounts borrowed under the Credit Facility. The Company recorded goodwill of

$15.8 million in connection with the acquisition, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of PHC Regional Hospital have been included in the operations of the Company since May 17, 1996.

On March 15, 1996, the Company closed the 123-bed Desert Palms Community Hospital in Palmdale, California.

The following unaudited pro forma consolidated results of operations for the nine months ended June 30, 1996 and 1995 assume that the following transactions were consummated on October 1, 1994: (i) the acquisition and disposition of the Acquired Hospitals and the Exchanged Hospitals in May 1996, (ii) the sale of Womans Hospital in Jackson, Mississippi in September 1995 and (iii) the closure of Bellwood Health Center, a psychiatric facility in Bellwood, California in April 1995. PHC Regional Hospital has not been included in the pro formas because the predecessor owner operated the hospital as a captive cost center; accordingly, the inclusion of its historical operations would not be meaningful. The pro forma financial information does not purport to be indicative of the result that would have been attained had the transactions described above occurred on October 1, 1994 ($ in 000's).


                                                     Nine Months Ended
                                                          June 30,
                                                 -------------------------
                                                   1996(a)         1995
                                                 ----------      ---------

Net revenue                                      $  397,702     $  376,295
Income(loss) from continuing
 operations                                         (23,805)         9,957
Net income (loss)                                   (13,944)         5,874

(a) Results for the nine months ended June 30, 1996 include a settlement charge of $22.4 million ($13.2 million after-tax) relating to two lawsuits (see
    Item 1 - Note 6).


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

NOTE 6. SETTLEMENT COSTS

During March 1996, the Company settled two lawsuits in connection with the operation of its psychiatric programs. The Company recognized a charge for settlement costs totaling $22.4 million in the quarter ended March 31, 1996, consisting primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and avoid further legal costs in connection with the disputes. The Company funded payment of such settlement costs through borrowings under its Credit Facility during the quarter ended June 30, 1996.

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

  The following table presents a summary of the impact of the restatements on the quarterly and nine months periods ended June 30, 1996 and 1995 ($ in 000's).


QUARTER ENDED JUNE 30, 1996
----------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          June 30,                               June 30,
                            1996             Adjustments          1996
                        ------------         -----------       -----------
Net Revenue             $133,136             $ (2,606)           $130,530
Income(loss) before
  minority interests
  and income taxes         5,554              (13,294)             (7,740)
Net income (loss)          2,602               (7,764)             (5,162)


QUARTER ENDED JUNE 30, 1995
----------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                          June 30,                                June 30,
                            1995             Adjustments           1995
                        -----------          -----------       -----------
Net Revenue              $123,545             $ (5,679)           $117,866
Income(loss) before
  minority interests
  and income taxes          6,340               (5,679)                661
Net income (loss)           3,392               (3,351)                 41



NINE MONTHS ENDED JUNE 30, 1996
-------------------------------

                        As Previously
                          Reported                             As Restated
                         Nine Months                           Nine Months
                           Ended                                 Ended
                          June 30,                              June 30,
                            1996             Adjustments          1996
                        -----------          -----------       -----------
Net Revenue               $393,726             $  (4,551)        $389,175
Loss before
  minority interests
  and income taxes          (5,665)              (22,180)         (27,845)
Net loss                    (4,649)              (12,844)         (17,493)

NINE MONTHS ENDED JUNE 30, 1995
-------------------------------

                        As Previously
                          Reported                             As Restated
                        Nine Months                             Nine Months
                           Ended                                  Ended
                          June 30,                               June 30,
                            1995             Adjustments          1995
                        -----------          -----------       -----------
Net Revenue              $375,901             $  (2,902)           $372,999
Income(loss) before
  minority interests
  and income taxes         18,173               (10,203)              7,970
Net income (loss)           9,664                (6,022)              3,642

  The adjustments consisted primarily of:

                                                       Three Months Ended
                                                             June 30,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

(i)   Increase in deductions from
      revenue for receivables from Medicare and
      other government programs                       $ (1,924)       $ (6,483)
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                    (3,003)              -
(iii) Recording of bad debt expense that
      was deferred at two of the psychiatric hospitals
          - Increase in deductions from net revenue       (682)            804
          - Increase in provision for bad debts         (5,885)              -(iv)  Increase in operating expenses for
      deferred facility closure costs                   (1,800)              -
                                                       -------          -------
      Total pre-tax adjustments before minority
          interests                                   $(13,294)       $ (5,679)
                                                       =======          =======



                                                         Nine Months Ended
                                                             June 30,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

(i)   Increase in deductions from
      revenue for receivables from Medicare and
      other government programs                       $ (2,440)       $ (5,435)
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                    (9,234)         (7,301)
(iii) Recording of bad debt expense that
      was deferred at two of the psychiatric hospitals
          - Increase in deductions from net revenue     (2,111)          2,533
          - Increase in provision for bad               (5,885)              -
(iv)  Increase in operating expenses for
      deferred facility closure costs                   (2,510)              -
                                                       -------          -------
      Total pre-tax adjustments before minority
          interests                                   $(22,180)       $(10,203)
                                                       =======          =======


  The following discussion analyzes the results, as restated, for the quarterly and nine month periods ended June 30, 1996, as compared to the quarterly and nine month periods ended June 30, 1995, respectively. "Same hospitals" as used in the following discussion consist of hospitals owned throughout the periods of which comparative operating results are presented. The following information should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996, which included restated financial results for periods prior thereto.

Results of Operations
---------------------
Quarter ended June 30, 1996 compared with Quarter ended June 30, 1995
---------------------------------------------------------------------

Net revenue for the three months ended June 30, 1996 was $130.5 million, an increase of $12.7 million, or 10.7%, over $117.9 million for the same period of 1995. Of the $12.7 million increase, $11.7 million was contributed by "same hospitals" located outside of the Los Angeles metropolitan ("LA metro") area, $5.5 million by hospitals acquired net of hospitals divested since April 1995, offset by a decrease of $4.5 million attributable to "same hospitals" located in the LA metro area. The $11.7 million increase in net revenue at "same hospitals" located outside of the LA metro area was attributable to an increase of $10.4 million resulting primarily from additional services offered and medical staff development efforts, with the remaining $1.3 million increase from additional home health business at hospitals located primarily in Tennessee. The $4.5 million decrease in net revenue at the LA metro hospitals consisted of a (i) $2.5 million decrease at the psychiatric hospitals as a result of the the negative impact on admission resulting from a lawsuit that was settled in March 1996 (see Item 1- Note 6) and insurance companies in general becoming more stringent in their payments to providers of psychiatric care and (ii) a $2.0 million decrease at the remaining acute care hospitals despite an increase in volume, largely as a result of a change in payor mix from private insurance to managed care and Medicare/Medicaid, which increased deductions from revenue, and a decline in acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses, and provision for bad debts) increased from 92.5% in 1995 to 98.3% in 1996 and operating margin decreased from 7.5% to 1.7%. The 5.8% decrease in operating margin in 1996 was primarily due to an increase in provision for bad debt at the psychiatric hospitals and general deterioration of operating margins at the LA metro hospitals, both psychiatric and acute care, due to the reasons noted above.

Depreciation and amortization increased to $4.7 million in 1996 from $4.3 million for the same period of 1995. The $400,000 increase was primarily attributable to facilities acquired during 1996, net of divested hospitals.

Interest expense increased $1.3 million over the same period of 1995, due principally to additional borrowings during 1996 under the Credit Facility to finance the purchases of hospitals, the settlement costs of two lawsuits, capital expenditures and fund working capital requirements.

Net loss for the quarter ended June 30, 1996 was $5.2 million, as compared to net income of $41,000 for the quarter ended June 30, 1995. The $5.2 million decrease was due primarily to a deterioration in the operating performance at the LA metro hospitals.

Nine Months ended June 30, 1996 compared with Nine Months ended June 30, 1995
-----------------------------------------------------------------------------

Net revenue for the nine months ended June 30, 1996 was $389.2 million, an increase of $16.2 million, or 4.3%, over $373.0 million for the same period of 1995. The increase consisted of $22.3 million from "same hospitals" located outside of the LA metro area, $808,000 by hospitals acquired net of hospitals divested since April 1995, offset by a decrease of $6.9 million attributable to "same hospitals" located in the LA metro area. The $22.3 million increase in net revenue of "same hospitals" located outside of the LA metro area was
attributable   to  an  increase  of  $17.1  million  resulting  primarily  from additional services offered and medical staff development efforts, with the remaining $5.2 million increase from additional home health business at hospitals located primarily in Tennessee. Of the $6.9 million decrease in net revenue at the LA metro hospitals, $4.8 million was from the psychiatric hospitals largely as a result of the negative impact on admission resulting from a lawsuit that was settled in March 1996 (see Item 1- Note 6) and increasing difficulties in collecting psychiatric accounts receivable. The remaining $2.1 million decrease was attributable to the acute care hospitals, largely as a result of a change in payor mix from private insurance to managed care and Medicare/Medicaid, which increased deductions from revenue, and a decline in acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses, and provision for bad debts) increased from 91.3% in 1995 to 94.8% in 1996 and operating margin decreased from 8.7% to 5.2%. The 3.5% decrease in operating margin in 1996 was primarily due to general deterioration of operating margins at the LA metro hospitals, both psychiatric and acute care, and specifically to an increase in provision for bad debt at the psychiatric hospitals, due to reasons noted above. In addition, such decrease in operating margin was further impacted by additional home health business, which was profitable but produced lower margins than other types of services.

Depreciation and amortization decreased to $12.7 million in 1996 from $13.0 million for the same period of 1995. The $300,000 decrease was primarily attributable to facilities and healthcare related business sold or closed since April 1995, net of hospitals acquired during 1996.

Interest expense increased $1.3 million over the same period of 1995, due principally to additional borrowings during 1996 under the Revolving Credit Facility to finance the purchases of hospitals, the settlement costs of two lawsuits and capital expenditures and to fund working capital requirements.

During March 1996, the Company recognized a charge totaling $22.4 million for the settlement of two lawsuits. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. See Item 1 - Note 6 for additional information.

Net loss for the nine months ended June 30, 1996 was $17.5 million, as compared to net income of $3.6 million for the nine months ended June 30, 1995. The $21.1 million decrease was due primarily to a settlement charge recorded in March 1996 relating to two lawsuits and a deterioration in the operating performance at the LA metro hospitals.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities for the nine months ended June 30, 1996 was $34.8 million, compared to net cash provided by operating activities of $12.2 million for the same period of 1995. The $47.0 million decrease in cash was primarily attributable to net losses recorded for the nine months ended June 30, 1996, an increase in deferred tax assets resulting from such losses and an increase in accounts receivable which was primarily attributable to the four acquired hospitals in May 1996. Net cash used in investing activities increased $107.3 million to $128.6 million during 1996 from $21.3 million in 1995, primarily from an increase in use of cash to finance the purchases of hospitals in May 1996. Net cash provided by financing activities increased $152.5 million to $162.3 million during 1996 from $9.8 million for the same 1995 period, due primarily to incremental borrowings of $155.0 million under the Revolving Credit Facility to finance the purchases of hospitals, the settlement costs of two lawsuits, capital expenditures and fund working capital requirements.

Net working capital was $96.6 million, an increase of $55.1 million from $41.5 million at September 30, 1995. The increase mainly resulted from (i)an increase in deferred tax assets resulting from net losses recorded for the nine months ended June 30, 1996 and (ii) an increase in accounts receivable primarily attributable to the four hospitals acquired in May 1996. The Company's long-term debt as a percentage of total capitalization was 81.6% at June 30, 1996, compared to 57.2% at September 30, 1995. The increase was primarily attributable to net borrowings of $170.5 million under the Revolving Credit Facility to finance the purchases of hospitals, the settlement costs of two lawsuits, capital expenditures and fund working capital requirements during the nine months ended June 30, 1996.

On December 8, 1995, the Company amended and restated its existing Credit Facility to increase the amount available for borrowings from $125.0 million to $230.0 million. The Credit Facility is available for working capital purposes, to finance capital expenditures, to fund acquisitions and for the issuance of letters of credit. As of June 30, 1996, the Company had $198.0 million of borrowings outstanding under its Credit Facility.

The Company anticipates that borrowings under its Credit Facility, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program and internally generated cash flows from earnings will be sufficient to fund future acquisitions, capital expenditures and working capital requirements through fiscal year 1996. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company has filed a registration statement on Form S-1, dated June 28, 1996, as amended, for a proposed offering of the Company's Common Stock (the "Equity Offering"). The Company expects to sell 5.2 million shares, and selling stockholders of the Company are expected to offer an additional 229,000 shares. Additionally, the underwriters have the option to purchase an additional 814,350 shares to cover over-allotments, if any. The Company's current registration statement contemplates a proposed maximum offering price of $10.25 per share, which would result in net proceeds to the Company after estimated underwriting discounts and commissions of approximately $49.8 million. The Equity Offering is expected to be consummated on or about August 16, 1996. The final offering price and total number of shares to be offered by the Company and the selling stockholders are subject to finalization and may differ from those amounts currently contemplated.

The Company has filed a registration statement on Form S-1 dated June 24, 1996, as amended, for a proposed offering of $325.0 million aggregate principal amount of Senior Subordinated Notes due 2006 (the "Notes Offering"). The Company expects the Notes to bear interest at approximately 10% per annum. The Notes Offering is expected to be consummated on or about August 16, 1996. The final terms of the Notes Offering are subject to finalization and may differ from the terms currently contemplated.

If consummated, the Company expects to use a portion of the net proceeds from the Notes Offering and the Equity Offering to prepay certain outstanding indebtedness and reduce other outstanding indebtedness.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    2.1 Amended and Restated Agreement and Plan of Merger dated as of May 29, 1996, by and among Paracelsus, champion and PC Merger Sub, Inc. (filed as Exhibit 2.1 to Paracelsus' Current Report on Form 8-K, dated May 29, 1996, and incorporated herein by reference).

(b) Reports on Form 8-K

   - The Company filed on April 19, 1996 a Current Report on Form 8-K, dated April 12, 1996, reporting pursuant to Item 5 thereof, that the Company and Champion Healthcare Corporation had entered into a definitive Agreement and Plan of Merger, dated April 12, 1996. The Company had also entered into a definitive agreement to acquire the 125-bed PHC Regional Hospital and Medical Center in Salt Lake City, Utah for approximately $70.0 million in cash.

  - The Company filed on May 30, 1996 a Current Report on Form 8-K, dated May 17, 1996, reporting pursuant to Items 2 and 7 thereof, the acquisition of Davis Hospital and Medical Center, Pioneer Valley Hospital and Santa Rosa Medical Center from Columbia/HCA Healthcare Corporation for $38.5 million in cash and in exchange for the Company's Elmwood Medical Center, Peninsula Medical Center and Halstead Hospital. Financial statements of businesses acquired and pro forma financial information as required by
     Item 7 will be filed on Form 8-K/A no later than July 31, 1996.

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