Form 10-Q
period 1997-06-30
PARACELSUS HEALTHCARE CORP
filed 1997-08-14
CIK 758722

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                     Commission file number 1-12055


                    PARACELSUS HEALTHCARE CORPORATION
         (Exact name of registrant as specified in its charter)


                CALIFORNIA                                 95-3565943
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                     Identification No.)

              515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS
                (Address of principal executive offices)

                    77067                                   (281) 774-5100
                 (Zip Code)                    (Registrant's telephone number,
                                                    including area code)


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

                          Yes[X]       No[   ]

As of August 14, 1997, there were outstanding 55,013,417 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                              JUNE 30, 1997

                                  INDEX

                                                                PAGE REFERENCE
                                                                   FORM 10-Q
                                                                --------------

PRELIMINARY STATEMENT                                                 3
FORWARD-LOOKING STATEMENTS                                            3
PART I.

  Item 1.

       FINANCIAL INFORMATION

          Financial Statements-- (Unaudited)

          Condensed Consolidated Balance Sheets--
            June 30, 1997 and December 31, 1996                       5

          Consolidated Statements of Operations--
            Three Months and Six Months Ended
            June 30, 1997 and 1996                                    6

          Condensed Consolidated Statements of Cash Flows--
            Six Months Ended June 30, 1997 and 1996                   7

          Notes to Interim Condensed Consolidated
            Financial Statements                                      8

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       14

PART II.  OTHER INFORMATION                                           22

SIGNATURE                                                             24


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

     On August 12, 1997, the Company filed amended quarterly reports on Form 10-Q/A for the transition period ending December 31, 1995 and each of the first two calendar quarters of 1996 to reflect the restated results for each respective period. The Company intends to file an amended report on Form 10-Q/A for the quarter ended September 30, 1996 after the filing of this report.

     As a result of a change in fiscal year end from September 30 to December 31 and the reclassification of the psychiatric hospitals to discontinued operations effective September 30, 1996, the restated results as filed on the amended Form 10-Q/A for the quarterly period ended June 30, 1996 do not agree with the amounts reflected in this report. To show the impact of the restatement entries, giving effect further to the above changes, the Company has provided a reconciliation of historical results for the quarter and six months ended June 30, 1996, as originally reported in the filed quarterly report on Form 10-Q, to the restated results as reflected in this report. Historical results for the six months ended June 30, 1996 represent the sum of the quarterly results as originally reported in the Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; continued satisfactory relations with the Company's Senior Lenders; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider
arrangements   on acceptable  terms; changes in Medicare and Medicaid
reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      PARACELSUS HEALTHCARE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ in 000's)
                                                JUNE 30,      DECEMBER 31,
                                                  1997            1996
                                                --------      -----------
                                                (Unaudited)       (Note 1)

ASSETS
Current assets:
    Cash and cash equivalents                  $ 20,766          $ 17,771
    Restricted cash                               3,016             2,358
    Accounts receivable, net                     71,137            64,687
    Deferred income taxes                        28,601            28,739
    Refundable income taxes                      31,003            31,003
    Other current assets                         33,578            53,072
                                                 ------           -------
        Total current assets                    188,101           197,630

Property and equipment                          430,682           420,697
Less:Accumulated depreciation and amortization (121,109)         (109,862)
                                                -------           -------
                                                309,573           310,835

Long-term assets of discontinued operations       7,063            18,499
Assets held for sale                             22,988            22,095
Goodwill                                        116,286           118,168
Other assets                                    110,718           105,605
                                                -------           -------
        Total assets                           $754,729          $772,832
                                                =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                           $ 47,109          $ 40,408
    Accrued liabilities and other               108,413           118,781
    Current maturities of long-term debt          4,660             4,679
                                                -------           -------
        Total current liabilities               160,182           163,868

Long-term debt                                  480,959           491,057
Other long-term liabilities                      63,136            69,420
Stockholders' Equity:
    Common stock                                224,472           224,472
    Additional paid-in capital                      390               390
    Unrealized (losses) gains on marketable
       securities                                   (86)              100
    Accumulated deficit                        (174,324)         (176,475)
                                                -------           -------
        Total stockholders' equity               50,452            48,487
                                                -------           -------
Total Liabilities and Stockholders' Equity     $754,729          $772,832
                                                =======           =======

                          See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                  THREE MONTHS ENDED       SIX  MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                  -------------------     ------------------
                                   1997       1996          1997      1996
                                  --------  ---------     --------  --------
                                            (Restated -            (Restated -
                                             See Note 2)          See Note 2)

Net revenue                      $167,256   $ 119,863     $ 335,746 $ 235,186
Costs and expenses:
  Salaries and benefits            68,248      52,992       137,260   106,505
  Other operating expenses         69,041      51,220       135,473   100,808
  Provision for bad debts          10,597       7,053        20,761    13,964
  Interest                         10,624       5,195        21,479     9,014
  Depreciation and amortization     8,276       4,490        15,980     8,279
  Equity in earnings of Dakota
    Heartland Health System        (2,667)          -        (5,226)        -
  Unusual charges                   5,978           -         5,978     2,438
                                  -------      ------        ------    ------
Total costs and expenses          170,097     120,950       331,705   241,008
Income (loss) from continuing
  operations  before minority
  interest and income taxes        (2,841)     (1,087)        4,041    (5,822)
Minority interests                   (640)     (1,065)         (981)   (1,405)
                                  -------      ------         -----    ------
Income (loss) from continuing
  operations before income taxes   (3,481)     (2,152)        3,060    (7,227)
Provision (benefit)for income taxes  (464)       (915)          909    (3,063)
                                  -------      ------         -----    ------
Income (loss) from continuing
  operations                       (3,017)     (1,237)        2,151    (4,164)
Loss from operations of
  discontinued operations, net          -      (3,925)            -   (15,347)
                                  -------       -----         -----    ------
Net income (loss)                $ (3,017)   $ (5,162)     $  2,151 $ (19,511)
                                  =======       =====         =====    ======
Income (loss) per share:
   Continuing operations         $  (0.05)   $  (0.04)     $   0.04 $   (0.14)
   Discontinued operations              -       (0.13)            -     (0.52)
                                  -------       -----          ----     -----
Income (loss) per share          $  (0.05)   $  (0.17)     $   0.04 $   (0.66)
                                  =======       =====          ====     =====
Weighted average common and
   common equivalent shares
   outstanding                      54,879      29,772        56,274    29,772

                                     See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in 000's)
                                (Unaudited)

                                                     Six  Months Ended
                                                          June 30,
                                                    ----------------------
                                                      1997        1996
                                                    ---------   ----------
                                                               (Restated -
                                                                See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   2,151    $ (19,511)
Non-cash expenses and changes in operating
 assets and liabilities                               (10,572)     (10,630)
                                                       ------       ------
Net cash used in operating activities                  (8,421)     (30,141)
                                                       ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of facilities                      12,201           -
Acquisitions of facilities, net                             -     (109,385)
Sale (purchase) of marketable securities               19,284       (3,147)
Additions to property and equipment, net               (8,352)      (3,474)
Increase in other assets, net                            (954)      (5,055)
                                                       ------       ------
Net cash provided by (used in) investing
  activities                                           22,179     (121,061)
                                                       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility                  -      215,500
Repayments under Revolving Credit Facility            (10,000)     (59,000)
Repayments of debt, net                                  (763)      (5,143)
Dividends to stockholder                                    -       (2,670)
                                                       ------       ------
Net cash (used in) provided by financing
  activities                                          (10,763)     148,687
                                                       ------      -------
Increase (decrease) in cash and cash
  equivalents                                           2,995       (2,515)
Cash and cash equivalents at beginning of year         17,771        4,418
                                                       ------       ------
Cash and cash equivalents at end of period          $  20,766    $   1,903
                                                       ======       ======
Supplemental Cash Flow Information:
  Interest paid                                     $  22,995    $   8,236
  Income taxes paid                                       702        4,577

                         See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION

      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                              June 30, 1997

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care hospitals and related healthcare businesses in selected markets. The Company presently operates 28 hospitals with 2,915 licensed beds in nine states (including two psychiatric hospitals with 113 licensed beds), of which 21 are owned, including two through a 50% owned partnership interest, and seven are leased.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (see Note 2). The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months and six months ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Form 10-K.

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

     Certain account balances for the three months and six months ended June 30, 1996 have been reclassified to conform to the Company's current presentation, including the reclassification of operating results of the discontinued psychiatric hospitals to "Loss from operations of
discontinued   operations,   net"  in  the  Consolidated  Statements   of
Operations.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share is not presented because it was anti-dilutive or approximated primary income (loss) per share. Weighted average number of common shares outstanding for the three months and six months ended June 30, 1996 have been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the merger with Champion Healthcare Corporation ("Champion") in August 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in a material change in primary earnings (loss) per share for the three months and six months ended June 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings (loss) per share for these periods is also not expected to be material.

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

     On August 12, 1997, the Company filed amended quarterly reports on Form 10-Q/A for the transition period ending December 31, 1995 and each of the first two calendar quarters of 1996 to reflect the restated results for each respective period. The Company intends to file an amended report on Form 10-Q/A for the quarter ended September 30, 1996 after the filing of this report.

     As a result of a change in fiscal year end from September 30 to December 31 and the reclassification of the psychiatric hospitals to discontinued operations effective September 30, 1996, the restated results as filed on the amended Form 10-Q/A for the quarterly period ended June 30, 1996 do not agree with the amounts reflected in this report. To show the impact of the restatement entries, giving effect further to the above changes, the Company has provided a reconciliation of historical results for the quarter and six months ended June 30, 1996, as originally reported in the filed quarterly report on the Form 10-Q, to the restated results as reflected in this report. Historical results for the six months ended June 30, 1996 represent the sum of the quarterly results originally reported for the quarterly periods ended March 31, 1996 and June 30, 1996.

                                                        Quarter Ended June 30, 1996
                            -----------------------------------------------------------------------------
(In 000's, except          As Originally                     (a)       Reclassified      As Reclassified
 per share data              Reported       Adjustments   As Restated    Disc. Oper.      and Restated
                             -----------     -----------  -----------  -----------       ---------------
Net revenue                  $ 133,136       $ (2,606)    $ 130,530    $ (10,667)         $ 119,863
Costs and expenses:
  Salaries and benefits         56,772                       56,772       (3,780)            52,992
  Other operating expenses      51,916          4,803        56,719       (5,499)            51,220
  Provision for bad  debts       8,994          5,885        14,879       (7,826)             7,053
  Interest                       5,216                        5,216          (21)             5,195
  Depreciation and amortization  4,684                        4,684         (194)             4,490
                               --------        -------      -------       ------            --------
Total costs and  expenses      127,582         10,688       138,270      (17,320)           120,950
Income (loss)  from continuing
  operations before minority
  interests and income taxes     5,554        (13,294)       (7,740)       6,653             (1,087)
Minority interests              (1,144)            79        (1,065)           -             (1,065)
                                 -----          ------         -----       -----              ------
Income (loss) from continuing
  operations before income taxes 4,410        (13,215)       (8,805)       6,653             (2,152)
Provision (benefit) for
  income taxes                   1,808         (5,451)       (3,643)       2,728               (915)
                                 -----          -----         ------      ------             -------
Income (loss)  from
  continuing operations          2,602         (7,764)       (5,162)       3,925             (1,237)
Loss from operations of
  discontinued operations, net       -              -             -       (3,925)            (3,925)
                                ------          -----        ------       ------              -----
Net income (loss)              $ 2,602       $ (7,764)     $ (5,162)    $      -           $ (5,162)
                                ======          =====        ======       ======              =====
Income (loss) per share:
  Continuing operations        $  0.09       $  (0.26)     $  (0.17)    $   0.13           $  (0.04)
  Discontinued  operations            -             -             -        (0.13)             (0.13)
                                ------         -------        -----        -----            -------
Income (loss) per share        $  0.09       $  (0.26)     $  (0.17)    $      -           $  (0.17)
                                ======         =======       =======      ======            ========
Weight.aver.shares outstanding  29,772         29,772        29,772       29,772             29,772
------------------------------
(a)  Reflects  impact  of  restatement  entries   before   reclassification  of discontinued operations.

                                                           Six Months Ended June 30, 1996
                            -----------------------------------------------------------------------------
(In 000's, except           As Originally                     (b)       Reclassified      As Reclassified
 per share data              Reported (a)    Adjustments   As Restated    Disc. Oper.      and Restated
                             -----------     -----------  -----------  -----------       ---------------
Net revenue                  $ 265,052       $ (6,038)    $ 259,014     $ (23,828)        $ 235,186
Costs and expenses:
  Salaries and benefits        114,389                      114,389        (7,884)          106,505
  Other operating expenses     100,795         10,132       110,927       (10,119)          100,808
  Provision for bad  debts      19,573          5,885        25,458       (11,494)           13,964
  Interest                       9,050                        9,050           (36)            9,014
  Depreciation and amortization  8,668                        8,668          (389)            8,279
  Unusual charge                22,356                       22,356       (19,918)            2,438
                               -------          ------      -------         ------           ------
Total costs and  expenses      274,831         16,017       290,848       (49,840)          241,008
Loss from continuing operations
  before minority interests
  and income taxes              (9,779)       (22,055)      (31,834)       26,012            (5,822)
Minority interests              (1,647)           242        (1,405)            -            (1,405)
                                ------         ------       --------       ------          ---------
Loss from continuing operations
  before income taxes          (11,426)       (21,813)      (33,239)       26,012            (7,227)
Income tax benefit              (4,685)        (9,043)      (13,728)       10,665            (3,063)
                                 ------         ------       -------        -----          ---------
Loss from continuing operations (6,741)       (12,770)      (19,511)       15,347            (4,164)
Loss from operations of
   discontinued operations, net      -              -             -       (15,347)          (15,347)
                                ------          ------       -------       ------         ---------
Net loss                       $(6,741)      $(12,770)    $ (19,511)      $     -         $ (19,511)
                                ======          ======      =======        ======         =========
Loss per share:
  Continuing operations        $ (0.23)      $  (0.43)    $   (0.66)      $   0.52        $   (0.14)
  Discontinued  operations           -              -             -          (0.52)           (0.52)
                                -------         ------       -------       -------        ----------
Loss per share                 $ (0.23)      $  (0.43)    $   (0.66)      $      -        $   (0.66)
                                =======        =======       ======        =======         =========
Weighted aver.shares outstanding 29,772        29,772        29,772         29,772           29,772
----------------------
(a)  Represents the sum of previously reported amounts for the quarters ended March 31, 1996 and June 30,
     1996 in original filed Form 10-Q for each respective period.
(b)  Reflects   impact   of  restatement  entries  before  reclassification  of discontinued operations.

NOTE 2.    UNUSUAL CHARGES

     In May 1997, the Company recognized unusual charges totaling $6.0 million, consisting of $3.5 million relating to the closure of the 125-bed PHC Regional Hospital and Medical Center ("PHC Regional Hospital") in Salt Lake City, Utah and $2.5 million relating to a corporate reorganization. Such charges consisted primarily of employee severance and related costs, and to a lesser extent, certain other contract termination costs.

     In March 1996, the Company recognized a charge for settlement costs totaling $22.4 million in connection with two lawsuits, of which $19.9 million was related to a case involving the operation of its psychiatric programs. The $19.9 million is reflected, after giving effect to income tax benefit, as "Loss from operations of discontinued operations, net," with the remaining $2.5 million reflected as an unusual charge in the Consolidated Statement of Operations.

NOTE 3.    DISPOSITION AND CLOSURE OF HOSPITALS

     On January 31, 1997, the Company closed the 104-bed Orange County Community Hospital of Orange and consolidated services into the 53-bed Orange County Hospital of Buena Park ("Buena Park"). On May 15, 1997, the Company entered into a joint venture with a group of physicians, in which the Company leased Buena Park and the 85-bed Bellwood General Hospital in Bellflower, California to a limited liability company formed by the joint venture.

     On April 28, 1997, the Company completed the sale of two of its six psychiatric facilities, the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana. No gain or loss was recognized in connection with such divestiture.

     On May 15, 1997, the Company closed the inpatient services at PHC Regional Hospital and all remaining services in June 1997.

NOTE 4.     LONG-TERM DEBT

     On April 14, 1997 and August 14, 1997, the Company entered into the First Amendment and the Second Amendment, respectively, to the existing five-year
Reducing  Revolving  Credit  Facility   (the   "Credit  Facility")(the  "Credit
Agreement"), which provides among other things: (i) a reduction in the credit commitment from $400.0 million to $200.0 million effective April 14, 1997 and to $165.0 million effective August 14, 1997; (ii) interest rates which (a)
effective April 14, 1997 through  August  13,  1997,  increased   by .50%  on a
monthly basis as compared to rates otherwise in effect prior to April 14, 1997,
(b) effective August 14, 1997 through June 30, 1998, at the Company's option, equal to LIBOR plus a margin of 3.25% or the prime rate plus a margin of 2.25% and (c) effective July 1, 1998 and thereafter, equal to LIBOR plus a margin of 3.75% or the prime rate plus a margin of 2.75%; (iii) all proceeds from the sale of any collateralized assets, except the Los Angeles metropolitan area ("LA metro") facilities (60% of the sale proceeds in the event of a disposition of non-collateralized assets and the LA metro facilities) and 60% of income tax refunds received after August 14, 1997 are to be applied as a permanent reduction of the debt outstanding under the Credit Agreement;
(iv) a first priority lien in certain of the Company's real and personal properties; and (v) additional restrictive financial covenants as compared to those at December 31, 1996. At June 30, 1997, the Company had $136.0 million outstanding under its Credit Facility and approximately $14.0 million committed under letter of credit arrangements. Upon closing of the Second Amendment, the Company had approximately $15.0 million in additional borrowing capacity under the Credit Agreement, as amended.


NOTE  5.    CONTINGENCIES

     The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 2 - Pending Litigation."

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL INFORMATION FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

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

     The following table presents a summary of the impact of the restatement before reclassification of discontinued operations. See Item 1 - Note 2 for a more expanded presentation of the impact of the restatement and the reclassification of operating results of the discontinued psychiatric hospitals to "Loss from operations of discontinued operations, net." The restated financial information should be read in conjunction with the Company's 1996 Form 10-K.

 QUARTER ENDED JUNE 30, 1996
----------------------------
                                   As Originally
                                     Reported                    As Restated
                                   Quarter Ended                Quarter Ended
                                      June 30,                     June 30,
                                       1996       Adjustments        1996
                                  -------------   -----------  -------------
(IN 000'S, EXCEPT PER SHARE DATA)

Net revenue                        $ 133,136       $  (2,606)      $ 130,530
Income (loss) from continuing
  operations before minority
  interests and income taxes           5,554         (13,294)         (7,740)
Net income (loss)                      2,602          (7,764)         (5,162)
Income (loss) per share            $    0.09       $   (0.26)      $   (0.17)

SIX MONTHS ENDED JUNE 30, 1996
------------------------------          (a)
                                   As Originally
                                     Reported                     As Restated
                                  Six Months Ended             Six Months Ended
                                      June 30,                     June 30,
                                        1996     Adjustments        1996
                                  -------------  -----------     -------------
(IN 000'S, EXCEPT PER SHARE DATA)

Net revenue                        $ 265,052       $  (6,038)     $    259,014
Loss from continuing
  operations before minority
  interests and income taxes          (9,779)        (22,055)          (31,834)
Net loss                              (6,741)        (12,770)          (19,511)
Loss per share                     $   (0.23)      $   (0.43)     $      (0.66)

----------------
(a) Represents the sum of previously reported amounts for the quarters ended March 31, 1996 and June 30, 1996 in original filed Form 10-Q for each respective period.

The adjustments consisted primarily of:

                                            THREE MONTHS           SIX MONTHS
                                                ENDED                 ENDED
                                               JUNE 30,              JUNE 30,
                                                1996                   1996
                                            -------------         ------------

(i)    Increase in deductions from revenue
       for receivables from Medicare and
       other government program            $     (1,924)           $    (4,205)
(ii)   Increase in operating expenses from
       the reversal of corporate reserves        (3,003)                (7,635)
(iii)  Recording of bad debt expense that
       was deferred at two of the psychiatric
       hospitals
         - Increase in deductions from
           net revenue                             (682)                (1,833)
         - Increase in provision for bad debts   (5,885)                (5,885)
(iv)   Increase in operating expenses for
       deferred facility closure costs           (1,800)                (2,497)
                                                 -------                ------
      Total pre-tax adjustments before
         minority interests               $     (13,294)           $   (22,055)
                                                 ======                 ======

     The Company does not believe that the adjustments regarding the Medicare receivables resulted from improper patient billing procedures under that program.

RESULTS OF OPERATIONS

     The Company made numerous acquisitions and divestitures since April 1996, including the merger with Champion. Additionally, in August 1996, the Company completed its public offering of the $325.0 million senior subordinated notes (the "Notes") and a sale of 5.2 million shares of its common stock and entered into a new Credit Agreement. Accordingly, the Company's financial position and portfolio of operating hospitals during the quarter and six months ended June 30, 1997 were significantly different from those of the comparable 1996 periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods for which comparative operating results are presented. Operating results of the Company's psychiatric hospitals have been segregated from those of the acute care hospitals and are reflected under the caption "Loss from operations of discontinued operations, net" in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997
COMPARED WITH QUARTER ENDED JUNE 30, 1996

     Net revenue for the quarter ended June 30, 1997 was $167.3 million, an increase of $47.4 million, or 39.5%, from $119.9 million for the same period of 1996. The $47.4 million increase was primarily attributable to hospitals acquired, net of divested hospitals, since May 1996.

     The Company's acute care volumes experienced a 39.4% increase in inpatient admissions from 12,749 in 1996 to 17,773 in 1997. Patient days increased from 61,360 in 1996 to 83,235 in 1997. Outpatient visits (including home health) increased 39.5% from 283,844 in 1996 to 396,011 in 1997. Admissions in "same hospitals" increased slightly from 9,373 in 1996 to 9,385 in 1997.

     Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased from
92.8 % in 1996 to 88.4 % in 1997 as operating margin increased from 7.2% to 11.6%. The increase in operating margin was due to (i) incremental contributions by hospitals exchanged in May 1996, (ii) higher operating margins at former Champion hospitals, and (iii) improved operating margins at hospitals located in the Los Angeles metropolitan ("LA metro") area. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization to reduce corporate overhead costs in May 1997, (ii) efficiency and productivity gains resulting from the implementation of Champion's operating standards and benchmarks and (iii) divestiture or closure of underperforming facilities.

     Interest expense increased $5.4 million from $5.2 million in 1996 to $10.6 million in 1997, primarily due to (i) an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund certain lawsuit settlement costs, Champion merger costs, working capital requirements and capital expenditures, (ii) an increase in interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $1.4 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional Hospital, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

     Depreciation and amortization increased to $8.3 million in the second quarter of 1997 from $4.5 million for the same period of 1996. The increase consisted of $4.7 million primarily attributable to the facilities acquired, net of divested facilities, since May 1996, offset by a decrease of $867,000 at the acute care LA metro hospitals held for sale, as a result of recording these facilities at their net realizable value as of September 30, 1996, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Loss from continuing operations before income taxes for the quarter ended June 30, 1997 included $6.0 million in unusual charges, consisting of $3.5 million relating to the closure of PHC Regional Hospital and $2.5 million relating to a corporate reorganization completed in May 1997 (see Note 2). It excluded a loss of $5.2 million attributable to PHC Regional Hospital, which was charged to the loss contract accrual previously established at December 31, 1996.

     Loss before income taxes of the discontinued psychiatric hospitals was $239,000 in 1997, as compared to $6.7 million for the comparable period of 1996. The loss recorded in 1996 was primarily attributable to additional provision for bad debts recorded on uncollectible accounts receivable. After income taxes, the loss from operations of discontinued operations for the quarter ended June 30, 1996 was $3.9 million. In accordance with Accounting Principles Board Opinion ("APB") No. 30, the operating loss from discontinued operations during 1997 was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations.

     The Company's effective tax rate was 13.3% for 1997, as compared to 42.5% for the comparable period in 1996. The reduced income tax benefit rate for 1997 resulted primarily from a $600,000 increase in the valuation allowance related to the revaluation of unused deferred tax assets at June 30, 1997 and nondeductible goodwill amortization expense recorded during the quarter then ended.

     Net loss for the quarter ended June 30, 1997 was $3.0 million, or $0.05 per share, compared to net loss of $5.2 million, or $0.17 per share, for the same period of 1996. Weighted average common and common equivalent shares outstanding increased 84.3% from 29.8 million in 1996 to 54.9 million in 1997, primarily from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares of the Company's common stock, both completed in August 1996. Included in the 1997 loss before income taxes, net loss and net loss per share were unusual charges of $6.0 million, $5.2 million and $0.09 per share, respectively. Included in the 1996 loss before income taxes, net loss and net loss per share were losses associated with the discontinued operations of $6.7 million, $3.9 million and $0.13 per share, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Net revenue for the six months ended June 30, 1997 was $335.7 million, an increase of $100.5 million, or 42.8%, from $235.2 million for the same period of 1996. The $100.5 million increase was primarily attributable to hospitals acquired, net of divested hospitals, since May 1996.

     The Company's acute care volumes experienced a 48.2% increase in inpatient admissions from 24,936 in 1996 to 36,951 in 1997. Patient days increased from 128,098 in 1996 to 172,959 in 1997. Outpatient visits (including home health) increased 41.5% from 555,734 in 1996 to 786,291 in 1997. Admissions in "same hospitals" increased slightly from 19,020 in 1996 to 19,098 in 1997.

     Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased from
94.1 % in 1996 to 87.4 % in 1997 as operating margin increased from 5.9% to 12.6%. Such increase was due to (i) incremental contributions by hospitals exchanged in May 1996, (ii) higher operating margins at former Champion hospitals, and (iii) improved operating margins at hospitals located in the LA metro area. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization to reduce corporate overhead costs in May 1997, (ii) efficiency and productivity gains resulting from the implementation of Champion's operating standards and benchmarks, (iii) divestiture or closure of underperforming facilities and (iv) closing underperforming operating units and eliminating or reducing unprofitable services at certain hospitals.

     Interest expense increased $12.5 million from $9.0 million in 1996 to $21.5 million in 1997, primarily due to (i) an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund certain lawsuit settlement costs, Champion merger costs, working capital requirements and capital expenditures, (ii) an increase in interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional Hospital, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

     Depreciation and amortization increased to $16.0 million in 1997 from $8.3 million for the same period of 1996. The increase consisted of $9.4 million primarily attributable to the facilities acquired, net of divested facilities, since May 1996, offset by a decrease of $1.7 million at the acute care LA metro hospitals held for sale, as a result of recording these facilities at their net realizable value as of September 30, 1996 in accordance with SFAS No. 121.

     Income from continuing operations before income taxes for the six months ended June 30, 1997 included $6.0 million in unusual charges, consisting of $3.5 million relating to the closure of PHC Regional Hospital and $2.5 million relating to a corporate reorganization completed in May 1997 (see
Note 2). It excluded a loss of $10.9 million attributable to PHC Regional Hospital, which was charged to the loss contract accrual previously established at December 31, 1996. Income from continuing operations before income taxes for the comparable 1996 period included an unusual charge of $2.4 million relating to the settlement of a lawsuit.

     Income before income taxes of the discontinued psychiatric hospitals was $35,000 in 1997, as compared to a loss of $6.1 million (excluding a charge of $19.9 million for settlement costs related to a lawsuit settled in March 1996) for the comparable period of 1996. The loss recorded in 1996 was primarily attributable to additional provision for bad debts recorded on uncollectible accounts receivable. In accordance with APB No. 30, operating income from discontinued operations during 1997 was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations. After income taxes, loss from operations of discontinued operations for the six months ended June 30, 1996 was $15.3 million, of which $11.8 million was related to a lawsuit settlement charge.

     The Company's effective tax rate was 29.7% for 1997, as compared to 42.4% for the comparable period in 1996. The reduced tax rate for 1997 resulted primarily from a $1.1 million reduction in the valuation allowance on deferred tax assets established at December 31, 1996, offset by nondeductible goodwill amortization expense recorded during the six months ended June 30, 1997.

     Net income for the six months ended June 30, 1997 was $2.2 million, or $0.04 per share, compared to a net loss of $19.5 million, or $0.66 per share, for the same period of 1996. Weighted average common and common equivalent shares outstanding increased 88.9% from 29.8 million in 1996 to 56.2 million in 1997, primarily from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares of the Company's common stock, both completed in August 1996. Included in 1997 income before income taxes, net income and net income per share were nonrecurring charges of $6.0 million, $4.2 million and $0.07 per share, respectively, relating to the unusual charges described above. Included in 1996 loss before income taxes, net loss and net loss per share were nonrecurring charges of $28.5 million, $16.8 million and $0.56 per share, respectively, of which $15.4 million ($0.52 per share) of the net loss was attributable to the discontinued operations (including a charge of $11.8 million for settlement costs related to a lawsuit), with the remaining $1.4 million ($0.05 per share) related to the settlement of another lawsuit.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1997 was $8.4 million, compared to $30.1 million for the same period of 1996. The $21.7 million decrease in net cash used in operating activities was mainly attributable to (i) the reduction in losses recorded for the six months ended June 30, 1997, as compared to losses recorded for the six months ended June 30, 1996, primarily attributable to a settlement charge for certain lawsuits and a deterioration in the operating condition at the LA metro hospitals and (ii) a related increase in deferred tax assets at June 30, 1996 resulting from such losses, offset by (iii) payments made in 1997 for (a) increased interest expense, (b) the loss contract at PHC Regional Hospital, (c) the Special Committee's investigation and (d) merger related expenses associated with the Champion acquisition. Net cash provided by investing activities was $22.2 million during 1997, as compared to net cash used in investing activities of $121.0 million during 1996. The $143.2 million increase was primarily attributable to (i) a use of cash of $109.4 million to acquire hospitals during 1996, as compared to $12.2 million in cash received from a sale of certain hospitals during 1997 and (ii) cash of $19.3 million received from
the liquidation of  marketable securities  held   by  the Company's  wholly-
owned subsidiary, Hospital Assurance Company Ltd., during 1997, as compared to purchases of marketable securities of $3.1 million made during 1996, offset by (iii) an increase in capital expenditures during 1997. Net cash used in financing activities during 1997 was $10.8 million, compared to net cash provided by financing activities of $148.7 million during 1996. The $159.5 million decrease was primarily attributable to net incremental borrowings of $162.2 million during 1996 to purchase hospitals and to pay for the settlement costs of certain lawsuits, offset by cash dividends of $2.7 million paid to the former sole stockholder.

     Net working capital was $27.9 million at June 30, 1997, a decrease of $5.9 million from $33.8 million at December 31, 1996. The decrease in working capital was primarily attributable to payments made during the six months ended June 30, 1997 for cost and expenses accrued at December 31, 1996 for interest expense, the loss contract at PHC Regional Hospital, the Special Committee's investigation and the merger with Champion, using proceeds from the liquidation of the Company's marketable securities and earnings generated in 1997. The Company's long-term debt as a percentage of total capitalization was 90.5% at June 30, 1997, compared to 91.0% at December 31, 1996.

          On  April 14, 1997 and August 14, 1997, the Company entered into  the
First  Amendment   and  the  Second  Amendment,  respectively,  to  the  Credit
Agreement, which provides among other things: (i) a reduction in the credit commitment from $400.0 million to $165.0 million effective August 14, 1997;
(ii) a revision in the borrowing rates as disclosed at Note 4; (iii) all proceeds from the sale of any collateralized assets, except the LA metro facilities (60% of the sale proceeds in the event of a disposition of non-collateralized assets and the LA metro facilities) and 60% of income tax refunds received after August 14, 1997 are to be applied as a permanent reduction of the debt outstanding under the Credit Agreement; (iv) a first priority lien in certain of the Company's real and personal properties; and (v) additional restrictive financial covenants as compared to those at December 31, 1996.

     In July 1997, the Company received approximately $24.6 million in refunds of previously paid Federal and state income taxes. Such refunds will be used to pay interest costs and for general working capital needs. The Company expects to receive additional Federal and state income tax refunds of approximately $6.4 million in 1998.

     Upon closing of the Second Amendment to the Credit Agreement on August 14, 1997, the Company had approximately $15.0 million available under its
Credit   Facility  to  fund  future  capital  expenditures,   working   capital
requirements and the issuance of letters of credit. The Company anticipates that internally generated cash flows from earnings, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, the Federal and state income taxes refunds received in July 1997, and available borrowings under its Credit Agreement will be sufficient to meet present operating requirements through 1998. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

OPERATING PERFORMANCE OF SALT LAKE CITY, UTAH HOSPITALS

     With respect to the Utah hospitals, the Company recorded earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $8.0 million and $16.4 million, or 35.6% and 32.8% of the Company's consolidated hospitals' EBITDA, for the three months and six months ended June 30, 1997, respectively, after excluding operating losses of $3.7 million and $8.1 million associated with the loss contract at PHC Regional Hospital during each respective period and closure costs of $3.5 million in connection with the closing of that hospital in May 1997. Operating losses relating to the loss contract, in addition to interest expense of $1.4 million and $2.7 million for the three months and six months ended June 30, 1997, respectively, attributable to borrowings to finance the acquisition of PHC Regional Hospital, were charged to the loss contract accrual previously established in 1996. Excluding the impact of the loss contract at PHC Regional Hospital and associated closure costs, the performance of the Salt Lake area hospitals for the three months and six months ended June 30, 1997 was as expected.

     The Company is actively engaged in discussions with PacifiCare to renegotiate an amendment of the FHP capitation contract. The company believes that it will ultimately reach a favorable agreement with PacifiCare and does not expect to have to litigate in order to resolve this dispute.

     The Company is presently considering possible uses for PHC Regional Hospital and is working with local physicians in evaluating the transfer of medical/surgical services from Salt Lake Regional Medical Center to
PHC Regional Hospital.


OPERATING PERFORMANCE OF LA METRO HOSPITALS

     As a result of actions taken by management subsequent to the merger with Champion to stabilize the operating conditions and curtail losses at the LA metro hospitals, including closing underperforming operating units and eliminating or reducing unprofitable services, the Company recorded EBITDA of $1.4 million and $3.9 million on the LA metro acute care hospitals for the three months and six months ended June 30, 1997, as compared to a loss of $2.0 million and $2.7 million for the comparable 1996 periods. Losses for the LA metro psychiatric hospitals, which were charged to the disposal loss accrual previously established in September 1996, were $142,000 and $175,000 for the three months and six months ended June 30, 1997, respectively. Management expects the LA metro hospitals to generate positive cash flows through their disposition date.

PENDING LITIGATION

     Since the Company filed its 1996 Form 10-K with the Commission on April 15, 1997, there have been two amended complaints filed in the stockholder class and derivative litigation described in that Form 10-K. A Consolidated Class Action Complaint, captioned IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, was filed which consolidates and amends several class action complaints described in the 1996 Form 10-K. A First Amended Derivative Complaint was filed which amends the previously filed class and derivative action captioned CAVEN V. MILLER No. H-96-4291. Both complaints now reflect certain facts disclosed in the 1996 Form 10-K that were not alleged in the previous complaints. The class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The derivative action, which purports to be filed on behalf of Champion Healthcare Corporation, asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates and the lead underwriter for various securities offerings.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on May 28, 1997, the stockholders approved the following:

1. The election of Messrs. James A. Conroy and L. Stanton Tuttle to serve as Class I directors for a three-year term expiring at the date of the Annual Meeting of Stockholders in 2000. Each nominee received the following votes:

                                      VOTES
                                    ----------
               For                  42,105,058
               Withheld                 51,327

2. The ratification of the appointment of Ernst & Young LLP as the Company's auditors for 1997.
                                      VOTES
                                    ----------
               For                  42,143,009
               Against                   3,934
               Abstain                   9,442

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.1     Statement regarding computation of per share earnings of Paracelsus.

27        Financial Data Schedule.

(b)  Reports on Form 8-K

    - The Company filed on July 7, 1997 a Current Report on Form 8-K, dated June 27, 1997, reporting pursuant to Item 6 thereof, that a director, Mr.
   James A. Conroy, had   resigned  from  the  Company's  Board  of  Directors
   as a result of his disagreement with other Special Committee members and board members on certain matters relating to the Special Committee's investigation.

    - The Company filed on July 8, 1997 an Amendment No. 1 to the Current Report on Form 8-K, dated July 27, 1997, to include a response letter from the Company regarding the resignation of Mr. James A. Conroy as a director of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paracelsus Healthcare Corporation
                                                        (Registrant)

                                           /s/ James G. VanDevender
Dated: August 14, 1997                 By:   ___________________________
                                               James G. VanDevender
                                        Senior Executive Vice President,
                                             Chief Financial Officer
                                                  & Director