Form 10-Q/A
period 1996-09-30
PARACELSUS HEALTHCARE CORP
filed 1997-11-10
CIK 758722

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

                                   YES_X_    NO__

As of September 30, 1996, there were 54,813,417 outstanding shares of the Registrant's Common Stock, no stated value.

                          PARACELSUS HEALTHCARE CORPORATION

                                      FORM 10-Q/A

                              Three and Nine Months Ended
                                  September 30, 1996

                                  TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PRELIMINARY STATEMENT                                                      3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - (Unaudited)

        Condensed Consolidated Balance Sheets -
        September 30, 1996 and December 31, 1995                           4

        Consolidated Statements of Operations -
        Three and Nine months ended September 30, 1996 and 1995            6

        Condensed Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1996 and 1995                      8

        Notes to Interim Condensed Consolidated Financial Statements       9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                22

PART II. OTHER INFORMATION                                                 32

SIGNATURE                                                                  36

PRELIMINARY STATEMENT

Paracelsus Healthcare Corporation (the "Company") is filing this report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission (the "Commission") on November 19, 1996.

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

To show the impact of the restatement entries with respect to previously reported amounts for the three months and nine months ended September 30, 1996 and 1995, the Company has provided a description of the restatement entries and a reconciliation of historical results for the three months and nine months ended September 30, 1996 and 1995, as previously reported in the filed quarterly report on Form 10-Q, to the restated results for such periods.

On September 12, 1996, the Company elected to change its fiscal year end from September 30 to December 31. Accordingly, the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1996 is filed for the third quarter of the new calendar year ending on December 31, 1996.

Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons, general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PARACELSUS HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                 Restatement - See Note 2
                                                 ------------------------
                                                 September      December
                                                     30,            31,
                                                    1996           1995
                                                  ---------      ---------
                                                 (Unaudited)      (Note 1)

ASSETS
Current Assets:
   Cash and cash equivalents                       $  14,611     $   4,418
   Marketable securities                              16,713        12,643
   Accounts receivable, net                           93,550        53,538
   Deferred income taxes                              48,459        13,742
   Refundable income taxes                            33,500        15,083
   Other current assets                               31,575        26,948
   Current assets of discontinued operations, net      1,767             -
                                                      ------        ------
     Total current assets                            240,175       126,372

Property and equipment                               442,894       273,685
Less: Accumulated depreciation and amortization      (64,647)     (106,306)
                                                      ------        ------
                                                     378,247       167,379

Long-term assets of discontinued operations, net      28,533             -
Assets held for sale, net                             24,527             -
Investment in Dakota Heartland Health System          48,586             -
Goodwill                                             113,531         2,697
Other assets                                          40,823        36,938
                                                      ------        ------
     Total Assets                                  $ 874,422     $ 333,386
                                                     =======       =======


                        PARACELSUS HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)
                                                 Restatement - See Note 2
                                                 ------------------------
                                                 September      December
                                                     30,            31,
                                                    1996           1995
                                                 ---------      ---------
                                                                 (Note 1)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts payable and other current liabilities  $ 131,129     $  64,211
   Current maturities of long-term debt                2,245         5,150
                                                     -------        ------
     Total current liabilities                       133,374        69,361

Long-term debt                                       490,202       130,352
Other long-term liabilities                           50,297        25,408
Deferred income taxes                                 18,503        21,544
Stockholders' equity
   Common stock                                      213,465         4,500
   Additional paid-in capital                            390           390
   Unrealized (losses)gains on marketable securities      62           212
   Retained earnings                                 (31,871)       81,619
                                                      ------        ------
     Total stockholders' equity                      182,046        86,721
                                                     -------        ------
     Total Liabilities and Stockholders' Equity    $ 874,422     $ 333,386
                                                     =======       =======

                            See accompanying notes.























       6             PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)
                              (Unaudited)
                                             Restatement - See Note 2
                                     -----------------------------------------
                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     ------------------      -----------------
                                       1996      1995          1996      1995
                                     --------   --------      -------   -------

Net revenue                         $ 126,008  $ 104,650     $ 361,194 $317,551

Costs and expenses:
  Salaries and benefits                58,767     50,888       165,272  148,220
  Other operating expenses             54,868     45,051       155,676  128,849
  Provision for bad debts              10,039      4,998        24,003   17,057
  Interest                              9,397      4,133        18,411   12,004
  Depreciation and amortization         7,539      4,110        15,818   12,081
  Impairment charge                    13,349          -        13,349        -
  Merger costs                         46,818          -        46,818        -
  Unusual charges                           -          -         2,438        -
                                       ------    -------       -------   ------
Total costs and expenses              200,777    109,180       441,785  318,211
Gain from sale of a hospital                -      9,026             -    9,026
Income (loss) from continuing
  operations before minority
  interests, income taxes and
  extraordinary loss                  (74,769)     4,496       (80,591)   8,366
Minority interests                       (362)      (131)       (1,767)  (1,234)
                                       ------    -------       -------    ------
Income (loss) from continuing
  operations before income taxes
  and extraordinary loss              (75,131)     4,365       (82,358)   7,132
Provision (benefit) for income taxes  (29,783)     1,791       (32,846)   2,927
                                       ------     ------        ------   ------
Income (loss) from continuing
 operations before extraordinary
 loss                                 (45,348)     2,574       (49,512)   4,205
Discontinued operations:
 Income (loss) from operations of
   discontinued psychiatric
   hospitals, net                     ( 4,294)    (4,847)      (19,641)  (2,786)
 Loss on disposal of discontinued
   psychiatric hospitals, net         (14,902)         -       (14,902)       -
                                       ------     ------       -------   ------
Income (loss) before extraordinary
   loss                               (64,544)    (2,273)      (84,055)   1,419
Extraordinary loss from early
   extinguishment of debt, net         (4,557)         -        (4,557)       -
                                       ------     ------       -------   ------
Net Income (Loss)                   $ (69,101)   $(2,273)     $(88,612) $ 1,419
                                       ======     ======       =======   ======

                                      (Continued)

       7             PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)
                              (Unaudited)
                                             Restatement - See Note 2
                                     -----------------------------------------
                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     ------------------      -----------------
                                       1996      1995          1996      1995
                                     --------   --------      -------   -------

Income (loss) per share:
   Continuing operations              $ (1.08)   $  0.09     $   (1.46) $  0.14
   Discontinued operations              (0.45)     (0.17)        (1.01)   (0.09)
   Extraordinary losses                 (0.10)         -         (0.14)       -
                                       ------     ------        ------  -------
Income (loss) per share               $ (1.63)   $ (0.08)    $   (2.61) $  0.05
                                       ======     ======        ======  =======
Weighted average common and common
  equivalent shares outstanding        42,290     29,772        33,975   29,772

         See notes to interim condensed consolidated financial statements.
































       8                     PARACELSUS HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                        (Unaudited)
                                                       Restatement - See Note 2
                                                      -------------------------
                                                           Nine Months Ended
                                                               June 30,
                                                      -------------------------
                                                           1996          1995
                                                      -----------     ---------

Cash Flows from Operating Activities:
Net income (loss)                                         $(88,612)   $  1,419
Non-cash expenses and changes in
  operating assets and liabilities, excluding
  acquisitions                                              58,664      16,748
                                                            ------      ------
Net cash (used in) provided by operating activities        (29,948)     18,167
                                                            ------      ------
Cash Flows from Investing Activities:
Purchase of marketable securities                           (4,104)     (4,392)
Acquisitions, net of cash acquired                        (123,072)     (3,010)
Proceeds from disposal of facilities                             -      18,564
Purchase of property and equipment, net                     (3,260)    (14,165)
Decrease in minority interests                              (2,747)     (1,315)
(Increase)decrease  in other assets                            712      (2,062)
                                                          --------     -------
Net cash used in investing activities                     (132,471)     (6,380)
                                                           -------      ------
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                  39,841           -
Borrowings under Credit Facility                           441,500      33,000
Repayments under Credit Facility                          (342,000)    (37,500)
Net proceeds from issuance of debt                         320,342           -
Repayment of long-term debt                               (262,193)     (1,064)
Dividends to stockholder                                   (24,878)     (5,278)
                                                           -------     -------
Net cash provided by (used in) financing activities        172,612     (10,842)
                                                           -------     -------
Increase in cash and cash equivalents                       10,193         945
Cash and cash equivalents at beginning of period             4,418       2,004
                                                            ------     -------
Cash and cash equivalents at end of period                $ 14,611    $  2,949
                                                            ======     =======
Supplementary cash flow information:
  Cash paid during the period for:
   Income taxes                                           $  1,971    $ 13,908
   Interest                                                 15,713      10,438
Purchase of businesses, net:
   Fair value of assets acquired                          $(478,173)  $ (3,010)
   Liabilities assumed                                      207,859          -
   Stock and stock options issued                           147,242          -

            See notes to interim condensed consolidated financial statements.

                       PARACELSUS HEALTHCARE CORPORATION

                      NOTES TO INTERIM CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS
                                    (Unaudited)

                                 September 30, 1996

Note 1. Organization and Basis of Presentation
----------------------------------------------
Organization
------------
Paracelsus Healthcare Corporation (the Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. Prior to August 16, 1996, the Company was wholly owned by Park Hospital GmbH, a German company that is wholly owned by Dr. Manfred G. Krukemeyer, the Company's Chairman of the Board of Directors. On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger")and completed an initial public equity offering . The results of Champion have been included in the operations of the Company since August 16, 1996. As of September 30, 1996, the Company operated 31 hospitals with 3,245 licensed beds in 11 states (including five psychiatric hospitals with 437 licensed beds (see Note 4)).

Basis of Presentation
--------------------
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (see Note 2). The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and nine months ended September 30, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for such period, which include restated financial results for calendar years 1992 through 1995 and for the quarterly 1995 and 1996 periods.

On September 12, 1996, the Company changed its fiscal year end from September 30 to December 31. Accordingly, this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1996 is filed for the third quarter of the new calendar year ending on December 31, 1996.

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

Net Income (Loss) Per Share
---------------------------
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income (loss) per share is not presented since it equals primary net income (loss) per share.

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

     The impact of the restatement entries on the Company's financial results for the quarterly and nine month periods ended September 30, 1996 and 1995 is summarized in the following tables. Certain reclassifications between reporting line items and between continuing operations and discontinued operations is also being reflected under the "Adjustments" column. Certain adjustments to the financial data for the three months and nine months ended September 30, 1996 reflect items originally recorded in those reporting periods that have now been reclassified or reallocated to earlier periods as a result of the Special Committee's investigation. See Part I - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further detailed analysis of items (i) through (iv) above, which equal to the total net income/loss revision amounts for the applicable periods.

QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------
                                     As Previously   Adjustments        As
                                        Reported         to          Restated
                                        Quarter        Quarter        Quarter
                                         Ended          Ended          Ended
                                       Sept. 30,      Sept. 30,       Sept.30,
(In 000's)                               1996           1996            1996
                                       ---------      ----------     ----------

Net revenue                            $109,855       $ 16,153       $ 126,008

Costs and expenses:
   Salaries and benefits                 58,718             49          58,767
   Other operating expenses              47,334          7,534          54,868
   Provision for bad debts               10,489           (450)         10,039
   Interest                               9,383             14           9,397
   Depreciation and amortization          7,416            123           7,539
   Impairment charge                     13,349                         13,349
   Merger costs                          46,818                         46,818
                                        -------          -----          ------
Total costs and  expenses               193,507          7,270         200,777
Loss from continuing operations
   before minority interests, income
   taxes and extraordinary loss         (83,652)         8,883         (74,769)
Minority interests                           52           (414)           (362)
                                        -------         ------          ------
Loss from continuing operations
   before income taxes and
   extraordinary loss                   (83,600)         8,469         (75,131)
Income tax benefit                      (33,355)         3,572         (29,783)
                                         ------         ------           -----
Loss from continuing operations
   before extraordinary loss            (50,245)         4,897         (45,348)
Discontinued operations:
   Loss from operations of
     discontinued operations, net       (10,419)         6,125          (4,294)
   Loss on disposal of discontinued
     operations, net                    (14,902)             -         (14,902)
                                         ------          -----          ------
Loss before extraordinary loss          (75,566)        11,022         (64,544)                  Extraordinary loss from early
    extinguishment of debt, net          (4,557)             -          (4,557)
                                         ------        -------           -----
Net loss                               $(80,123)     $  11,022        $(69,101)
                                         ======        =======          ======
Loss per share:
   Continuing operations               $  (1.19)     $    0.11        $  (1.08)
   Discontinued operations                (0.60)          0.15           (0.45)
   Extraordinary loss                     (0.10)             -           (0.10)
                                           ----           ----            ----
Loss per share                         $  (1.89)     $    0.26        $  (1.63)
                                           ====           ====            ====
Weighted average shares outstanding       42,290        42,290          42,290

QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------
                                          As
                                       Reported      Adjustments        As
                                          on             to          Restated
                                        Quarter        Quarter        Quarter
                                         Ended          Ended          Ended
                                       Sept. 30,      Sept. 30,       Sept.30,
                                         1995(a)         1995           1995
                                       ---------      ----------     ----------
(IN 000'S)

Net revenue                            $111,056       $ (6,406)      $ 104,650
Costs and expenses:
   Salaries and benefits (b)             49,773          1,115          50,888
   Other operating expenses              48,303         (3,252)         45,051
   Provision for bad debts                7,700         (2,702)          4,998
   Interest                               4,142             (9)          4,133
   Depreciation and amortization          4,111             (1)          4,110
                                        -------          -----          ------
Total costs and  expenses               114,029         (4,849)        109,180
Gain from sale of a hospital              9,026              -           9,026
Income from continuing operations
   before minority interests, income
   taxes and extraordinary loss           6,053         (1,557)          4,496
Minority interests                         (131)             -            (131)
                                        -------         ------          ------
Income from continuing operations
   before income taxes and
   extraordinary loss                     5,922         (1,557)          4,365
Provision for income taxes                2,429           (638)          1,791
                                         ------         ------           -----
Income from continuing operations         3,493           (919)          2,574
Loss from operations of
   discontinued operations, net            (170)        (4,677)         (4,847)
                                         ------          -----           -----
Net income (loss)                      $  3,323         (5,596)        $(2,273)
                                         ======          =====           =====
Income (loss) per share:
   Continuing operations               $   0.12      $   (0.03)        $  0.09
   Discontinued operations                (0.01)         (0.16)          (0.17)
                                           ----          -----            ----
Loss per share                         $   0.11      $   (0.19)        $ (0.08)
                                           ====           ====            ====

Weighted average shares outstanding      29,772         29,772          29,772

(a) As reported in the Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1996, filed on November 19, 1996.
(b) Includes special bonuses of $4.2 million paid to certain senior executive officers of the Company which was previously reported as an unusual charge.

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------
                                      As Previously  Adjustments        As
                                        Reported         to          Restated
                                       Nine Months   Nine Months    Nine Months
                                         Ended          Ended          Ended
                                       Sept. 30,      Sept. 30,       Sept.30,
(In 000's)                               1996           1996            1996
                                       ---------      ----------     ----------

Net revenue                            $350,200       $ 10,994       $ 361,194

Costs and expenses:
   Salaries and benefits                165,223             49         165,272
   Other operating expenses             137,937         17,739         155,676
   Provision for bad debts               24,453           (450)         24,003
   Interest                              18,433            (22)         18,411
   Depreciation and  amortization        15,529            289          15,818
   Impairment charge                     13,349                         13,349
   Merger costs                          46,818                         46,818
   Unusual charge                         2,438                          2,438
                                        -------          -----          ------
Total costs and  expenses               424,180         17,605         441,785
Loss from continuing operations
   before minority interests, income
   taxes and extraordinary loss         (73,980)        (6,611)        (80,591)
Minority interests                       (1,595)          (172)         (1,767)
                                        -------         ------          ------
Loss from continuing operations
   before income taxes and
   extraordinary loss                   (75,575)        (6,783)        (82,358)
Income tax benefit                      (30,066)        (2,780)        (32,846)
                                         ------         ------           -----
Loss from continuing operations
   before extraordinary loss            (45,509)        (4,003)        (49,512)
Discontinued operations:
   Loss from operations of
     discontinued operations, net       (21,896)         2,255         (19,641)
   Loss on disposal of discontinued
     operations, net                    (14,902)             -         (14,902)
                                         ------          -----          ------
Loss before extraordinary loss          (82,307)        (1,748)        (84,055)                  Extraordinary loss from early
    extinguishment of debt, net          (4,557)             -          (4,557)
                                         ------        -------           -----
Net loss                               $(86,864)     $  (1,748)       $(88,612)
                                         ======        =======          ======
Loss per share:
   Continuing operations               $  (1.34)     $   (0.12)       $  (1.46)
   Discontinued operations                (1.08)          0.07           (1.01)
   Extraordinary loss                     (0.14)             -           (0.14)
                                           ----           ----           -----
Loss per share                         $  (2.56)     $   (0.05)       $  (2.61)
                                           ====           ====            ====
Weighted average shares outstanding      33,975         33,975          33,975

NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------

                                          As         Adjustments        As
                                       Reported           to          Restated
                                      Nine Months     Nine Months   Nine Months
                                         Ended           Ended         Ended
                                       Sept. 30,      Sept. 30,       Sept.30,
                                         1995(a)         1995           1995
                                       ---------      ----------     ----------
(IN 000'S)

Net revenue                            $332,836       $(15,285)      $ 317,551
Costs and expenses:
   Salaries and benefits (b)            147,306            914         148,220
   Other operating expenses             133,976         (5,127)        128,849
   Provision for bad debts               19,758         (2,701)         17,057
   Interest                              12,002              2          12,004
   Depreciation and  amortization        12,092            (11)         12,081
                                        -------          -----          ------
Total costs and  expenses               325,134         (6,923)        318,211
Gain from sale of a hospital              9,026              -           9,026
Income from continuing operations
   before minority interests and
   income taxes                          16,728         (8,362)          8,366
Minority interests                       (1,234)             -          (1,234)
                                        -------         ------          ------
Income from continuing operations
   before income taxes and
   extraordinary loss                    15,494         (8,362)          7,132
Provision for income taxes                6,351         (3,424)          2,927
                                         ------         ------           -----
Income from continuing operations         9,143         (4,938)          4,205
Loss from operations of
   discontinued operations, net           1,362         (4,148)         (2,786)
                                         ------          -----          ------
Net income (loss)                      $ 10,505      $  (9,086)        $ 1,419
                                         ======          =====           =====
Income (loss) per share:
   Continuing operations               $   0.31      $   (0.17)        $  0.14
   Discontinued operations                 0.04          (0.13)          (0.09)
                                           ----           ----            ----
Loss per share                         $   0.35      $   (0.30)        $  0.05
                                           ====           ====            ====

Weighted average shares outstanding      29,772         29,772          29,772

(a) As reported in the Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1996, filed on November 19, 1996.
(b) Includes special bonuses of $4.2 million paid to certain senior executive officers of the Company which was previously reported as an unusual charge.

Note 3. Marketable Securities
-----------------------------
On November 15, 1995, the Financial Accounting Standards Board staff issued a Special Report, A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale (or trading). The amortized cost of those securities when transferred was $2.0 million and the unrealized loss on those securities was $13,000, which was included in stockholders' equity in December 1995. The Company's wholly owned insurance subsidiary maintains the marketable securities for statutory purposes.

Note 4. Discontinued Operations
---------------------------------
The Company's operations are classified into two lines of business: acute care and psychiatric care. In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals (the "discontinued operations"), including one of which was previously closed in April 1995. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1997. The Company recorded an estimated net loss on disposal of the discontinued operations of $14.9 million (net of tax benefit of $10.4 million) to reduce the related assets to estimated realizable value and for estimated after-tax operating losses of approximately $1.5 million during the phase out period.

Current and long-term net assets of $1.8 million and $28.5 million, respectively, of the discontinued operations have been segregated in the Condensed Consolidated Balance Sheet at September 30, 1996 under the captions "Current assets of discontinued operations, net" and "Long-term assets of discontinued operations, net", respectively.

During the quarter ended March 31, 1996, the Company recognized a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $19.9 million ($11.8 million net of tax) was related to a case involving the operation of its psychiatric programs. Such charge consisted primarily of settlement payments, legal fees, and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and/or avoid further legal costs in connection with the disputes. Operating results of the discontinued operations through the 1996 third quarter, including the after-tax settlement charge of $11.8 million but excluding the estimated disposal loss, have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of
Operations and are as follows:
                                               Restatement - See Note 2
                                     ------------------------------------------
                                     Three months ended       Nine months ended
                                        September 30,            September 30,
                                     ------------------       -----------------
(Dollars in thousands)                 1996      1995            1996     1995
                                     --------   -------       --------  -------
Net revenue                         $  3,649  $  10,954      $  27,477 $ 43,921
Operating expenses                    10,927     19,173         60,767   48,649
Loss before income tax benefit        (7,278)    (8,219)       (33,290)  (4,728)
Income tax benefit                    (2,984)    (3,372)       (13,649)  (1,942)
Net loss from discontinued operations (4,294)    (4,847)       (19,641)  (2,786)

Note 5 - Facilities Held for Disposition / Impairment Charge
----------------------------------------------------------
In September 1996, the Company approved a plan to exit the Los Angeles metropolitan ("LA metro") market principally through the disposition of the under performing hospitals in that area, including one which was previously closed in March 1996. Such dispositions will enable the Company to exit a market heavily penetrated by managed care organizations where the Company is not a preeminent provider of healthcare services. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1997. At September 30, 1996, net assets of $ 24.5 million related to these facilities were segregated from the remaining assets of the Company and classified in the Condensed Consolidated Balance Sheet as "Assets held for sale, net." Operating results of the LA metro hospitals included in the Consolidated Statements of Operations are as follows:

                                               Restatement - See Note 2
                                     ------------------------------------------
                                     Three months ended       Nine months ended
                                        September 30             September 30
                                     ------------------       -----------------
                                       1996      1995            1996     1995
                                     --------   -------       --------  -------
                                              (Dollars in thousands)

Net revenue                          $ 20,602  $ 29,311       $ 71,236  $ 88,555
Operating income(loss)(a)              (3,432)    4,617         (3,852)   10,301
____________________
(a) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.

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

Note 6. Acquisitions / Closures / Merger Costs
----------------------------------------------
On August 16, 1996, the Company acquired Champion, through the merger of a wholly owned subsidiary of the Company with and into Champion. The Company issued approximately 19.8 million shares of its common stock in exchange for all of the issued and outstanding shares of Champion's common stock and preferred stock, and assumed all of Champion's outstanding liabilities totaling approximately $236.2 million. Additionally, outstanding options, subscription rights, warrants and convertible notes to acquire Champion's common stock were converted to similar rights to acquire approximately 1.9 million shares of the Company's common stock. The total purchase price, including all costs associated with the transaction and liabilities assumed, was approximately $399.8 million. The Merger was accounted for using the purchase method of accounting. The Company has allocated the purchase price to the estimated fair value of the assets acquired and liabilities assumed.

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

The Company incurred approximately $63.2 million in Merger-related costs, of which $46.8 million was expensed in the quarter ended September 30, 1996 and $16.4 million was capitalized as part of the purchase price of Champion. Merger costs of $46.8 million consisted primarily of cash payments, provision for benefits and grants of stock options to certain executives and employees of the Company in accordance with the Merger terms and corporate office consolidation costs. Capitalized merger costs of $16.4 million consisted primarily of payments for legal and other closing costs, cash payments and benefits provided to certain former Champion executives.

On May 17, 1996, the Company acquired the 125-bed PHC Salt Lake Regional Hospital (the "PHC Hospital") in Salt Lake City, Utah, including certain current assets, for approximately $71.0 million in cash. The Company financed the acquisition with amounts borrowed under the then existing Credit Facility. The Company recorded goodwill of $16.0 million, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of PHC Regional Hospital have been included in the operations of the Company since May 17, 1996.

On May 17, 1996, the Company acquired the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 120-bed Davis Hospital and Medical Center in Layton, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from Columbia/HCA Healthcare Corporation ("Columbia")(the "Columbia Hospitals"). In exchange, Columbia received the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas (the "Exchanged Hospitals")and $38.5 million in cash, net of a working capital differential, which is subject to final agreement of the parties. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of the Columbia Hospitals was accounted for as a purchase transaction. The Company financed the cash portion of the acquisition from borrowings under the then existing Credit Facility. The Company recorded goodwill of $12.3 million, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of the Columbia Hospitals have been included in the operations of the Company since May 17, 1996. No material gain or loss was recorded on the disposition of the Exchanged Hospitals.

On March 15, 1996, the Company closed the 119-bed Desert Palms Community Hospital, an acute care hospital located in Palmdale, California.

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

                                                 Restatement - See Note 2
                                                 -----------------------
                                                    Nine months ended
                                                       September 30
                                                   --------------------
                                                     1996(a)      1995
                                                   --------     -------
                                                   (Dollars in thousands,
                                                   except per share data)

            Net revenue                             $495,759   $428,973
                                                     =======    =======

            Income(loss) from continuing operations  (18,301)       810
            Loss from discontinued
               operations, net                       (33,096)    (1,271)
                                                     -------    -------
            Loss before extraordinary loss           (51,397)      (461)
            Extraordinary loss, net                   (4,557)        -
                                                     -------    -------
            Net loss                                $(55,954)  $   (461)
                                                     =======    =======

            Loss per common share:
               Continuing operations                $  (0.33)  $   0.01
               Discontinued operations                 (0.61)     (0.02)
               Extraordinary losses                    (0.08)        -
                                                    --------     ------
            Net loss per common share               $  (1.02)  $  (0.01)
                                                    ========     ======
            Weighted average common and common
               equivalent shares outstanding          54,813     54,813
___________________
(a) Results for the nine months ended September 30, 1996 include after-tax impairment charge of $7.9 million, lawsuit settlement costs of $13.2 million and loss on disposal of the discontinued operations of $10.4 million.

Note 7 - Long Term Debt
-----------------------
Credit Facility
---------------
On August 16, 1996, the Company entered into a new credit agreement (the "Credit Agreement"), which provides for a $400.0 million five-year Reducing Revolving Credit Facility (the "Credit Facility"). The Credit Facility is available for (i) general corporate purposes, including funding working capital needs, acquisitions and capital expenditures, (ii) issuance of letters of credit up to $40.0 million, (iii) refinancing of existing indebtedness including the previous $230.0 million revolving line of credit and (iv) funding of Merger expenses. The Credit Facility is subject to mandatory reductions of $50.0 million on August 15, 1999 and an additional $50.0 million on August 15, 2000. Borrowings under the Credit Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from .875% to 2.0% or (ii) the prime rate plus a margin ranging from zero to .75%. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the Credit Facility. Letters of credit issued under the Credit Facility require annual fees ranging from .875% to 2.0% of the outstanding amount of the letters of credit.

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

Senior Subordinated Notes
-------------------------
On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes (the "Notes"). Of the $315.2 million net proceeds received from the offering, $81.6 million was used to repay the 9.875% Senior Subordinated Notes (the "9.875% Notes"), including $3.9 million in tender and consent fees, $177.7 million to repay certain Champion existing debt assumed upon the consummation of the merger and other related merger costs, and the remaining $55.9 million to repay amounts outstanding under the Company's previous revolving line of credit. The Notes are general unsecured senior subordinated obligations of the Company and will mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001.

On August 22, 1996, all of the 9.875% Notes were redeemed, which resulted in an extraordinary loss of $3.6 million (net of income tax benefits of $2.5 million), consisting of $2.3 million in tender and consent fees and $1.3 million for the write-off of deferred financing costs.

Other Debt
----------
Pursuant to the terms of the Merger, the Company assumed approximately $179.1 million of Champion existing indebtedness, of which $172.6 million was repaid on August 16, 1996, using net proceeds from the Notes offering. The remaining assumed liabilities consisted primarily of capital lease obligations and miscellaneous notes payable. Pursuant to an agreement in conjunction with the Merger, Dr. Manfred G. Krukemeyer, the Company's Chairman of the Board, received a $7.2 million 6.51% subordinated note from the Company. The note provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years.

The terms of the various debt agreements include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding interest coverage and leverage.

Note 8 - Stockholders' Equity
------------------------------
Pursuant to the Amended and Restated Articles of Incorporation adopted on August 13, 1996, the Company has 150.0 million authorized shares of common stock no stated value per share. Each share is entitled to one vote and does not have any cumulative voting rights. The Company is also authorized to issue
25.0 million shares of preferred stock at $.01 par value per share, which may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of common stock.

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

During the 1996 period prior to the Merger, the Company paid cash dividends of $3.8 million to Dr. Krukemeyer. In conjunction with the Merger, the Company declared a dividend of $21.1 million to Dr. Krukemeyer, which was paid on August 30, 1996. After receipt of the $21.1 million dividend and accrued interest of $104,000, and pursuant to a related agreement, Dr. Krukemeyer paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, Dr. Krukemeyer loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (see Note 7).

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

Note 9 - Supplemental Executive Retirement Plan ("SERP")
-------------------------------------------------------
As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. The Company recognized Merger expenses of $5.1 million related to the vesting of such benefits. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. The Company capitalized approximately $1.9 million of such non-cash charges as part of the purchase price of Champion.

Note 10 - Contingencies
---------------------
The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation. Due to the recent nature of such litigation, management is unable to determine the ultimate outcome of such lawsuits.

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

The following table presents a summary of the impact of the restatements on the quarterly and nine months periods ended September 30, 1996 and 1995 ($ in 000's). Certain adjustments to the financial data for the three months and nine months ended September 30, 1996 reflect items originally recorded in those reporting periods that have now been reclassified or reallocated to earlier periods as a result of the Special Committee's investigation and are summarized under the "Reallocation to prior periods" column.

QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                        September 30,         Reallocation     September 30,
                            1996             to prior periods     1996
                         ------------         ---------------  -----------
Net revenue               $ 109,855             $ 16,153         $126,008
Net loss                    (80,123)              11,022          (69,101)
Loss per share            $   (1.89)            $   0.26         $  (1.63)


QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------

                        As Previously
                          Reported                             As Restated
                           Quarter                               Quarter
                            Ended                                 Ended
                        September 30,                         September 30,
                            1995(a)             Adjustments        1995
                         ------------         ---------------  -----------
Net Revenue                $111,056            $ (6,406)         $104,650
Net income (loss)             3,323              (5,596)           (2,273)
Income per share           $   0.11            $  (0.19)         $  (0.08)

_____________________
(a) As reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 19, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------

                        As Previously
                          Reported                                As Restated
                         Nine months                              Nine months
                            Ended                 Reallocation       Ended
                        September 30,                  to         September 30,
                            1996        Adjusmts.  prior periods      1996
                         ------------  ---------- --------------- ------------

Net Revenue              $ 350,200    $  (3,064)     $14,058        $361,194
Net loss                   (86,864)     (13,012)      11,264         (88,612)
Loss per share           $   (2.56)   $   (0.38)     $  0.33        $  (2.61)

NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------

                        As Previously
                          Reported                             As Restated
                         Nine Months                           Nine Months
                            Ended                                 Ended
                        September 30,                         September 30,
                            1995(a)            Adjustments        1995
                         ------------         ---------------  -----------
Net Revenue                $332,836            $ (15,285)         $317,551
Net income                   10,505               (9,086)            1,419
Income per share           $   0.35            $   (0.30)         $   0.05

_____________________
(a) As reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed on November 19, 1996.

  Net revision from previously reported amounts consisted primarily of:

                                                       Three Months Ended
                                                          September 30,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

Adjustments:
-----------
(i)   Increase in deductions from
      revenue for receivables from Medicare and
      other government programs                       $    -       $ (8,432)
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                       -              -
(iii) Recording of bad debt expense that
      was deferred at two of the psychiatric hospitals
          - Increase in deductions from net revenue        -           (766)
          - Increase in provision for bad debts            -           (151)
(iv)  Increase in operating expenses for
      deferred facility closure costs                      -           (140)
                                                       -------       ------
Pre-tax adjustments                                        -         (9,489)
Income tax benefit at 41%                                  -         (3,893)
                                                       -------       ------
Net adjustments                                            -         (5,596)
Net Reallocation to prior periods                       11,022            -
                                                       -------       ------
Net revision to previously reported net income/loss   $ 11,022      $(5,596)
                                                        ======       ======

                                                       Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                        1996           1995
                                                       --------       ------

(i)   Increase in deductions from
      revenue for receivables from Medicare and
      other government programs                       $ (4,205)       $(16,010)
(ii)  Increase in operating expenses from the
      reversal of corporate reserves                    (7,635)              -
(iii) Recording of bad debt expense that
      was deferred at two of the psychiatric hospitals
          - Increase in deductions from net revenue     (1,833)            902
          - Increase in provision for bad               (5,885)           (151)
(iv)  Increase in operating expenses for
      deferred facility closure costs                   (2,497)           (140)
                                                       -------          -------
Pre-tax adjustments                                    (22,055)        (15,399)
Income tax benefit at 41%                               (9,043)         (6,313)
                                                       -------          ------
Net adjustments                                        (13,012)         (9,086)
Net Reallocation to prior periods                       11,264               -
                                                       -------           -----
Net revision to previously reported net income/loss   $ (1,748)       $ (9,086)
                                                        ======           =====

Result of Operations
--------------------
Paracelsus has made numerous acquisitions and divestitures during the three and nine months ended September 30, 1996. Accordingly, the Company's portfolio of operating hospitals during 1996 is substantially different from that which the Company operated during the three and nine months ended September 30, 1995. To more fully understand the comparability of the results of operations, management has included a discussion of same hospital results.

Same hospitals as used in the following discussion consisted of hospitals owned throughout both quarters and nine months ended September 30, 1996 and 1995. "Same hospitals" exclude (i) Bellwood Health Center, Womans Hospital and Desert Palms Community Hospital which were closed or disposed in April 1995, September 1995 and March 1996, respectively, (ii) PHC Salt Lake Hospital which was acquired in May 1996, (iii) the "Exchanged Hospitals" and the "Columbia Hospitals" which were part of the exchange transaction completed in May 1996 and (iv) the Champion hospitals acquired in August 1996 pursuant to the Merger. Operating results of the Company's five psychiatric hospitals, including two of which were acquired through the Merger with Champion, for the periods prior to September 30, 1996 have been reclassified and presented under the caption
" Discontinued Operations - Loss from operations of psychiatric hospitals" in the Consolidated Statements of Operations. The following information should be read in conjunction with the consolidated financial statements of the Company, and the related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996, which included restated financial results for periods prior thereto.

Quarter ended September 30, 1996
Compared with Quarter ended September 30, 1995
----------------------------------------------

Net revenue for the three months ended September 30, 1996 was $126.0 million, an increase of $21.3 million , or 20.4%, from $104.7 million for the same period of 1995. The $21.3 million increase was primarily attributable to
(i) an increase of $20.0 million contributed by hospitals acquired since
October 1995, net of disposed hospitals and (ii) an increase of $1.3 million from "same hospitals." The $1.3 million increase in "same hospitals" net revenue was attributable to an increase of $5.1 million at hospitals located outside of the LA metro area, offset by a decrease of $3.8 million at hospitals located inside the LA metro area (the "LA metro hospitals"). The $5.1 million increase was due primarily to additional services offered and medical staff development efforts. The $3.8 million decrease was due mainly to the continued decline in net revenue as a result of a change in payor mix from private insurance to managed care and Medicare/Medicaid, which increased deductions from revenue, and a decline in patient acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 96.5% in 1995 to 98.1% in 1996 and operating margin decreased from 3.5% to 1.9%. The 1.6% decrease in operating margin in 1996 was primarily attributable to (i) the write off of assets related to the Exchanged Hospitals and other closed facilities and (ii) lower margins associated with the LA metro hospitals due to a reduction in net revenue attributable to factors other than volume (i.e., payor mix), offset by (iii) a decrease in salaries and wages, as a percentage of net revenue, as a result of special bonuses of $4.2 million paid in 1995 to certain senior executive officers.

Depreciation and amortization increased to $7.5 million in 1996 from $4.1 million for the same period of 1995. Of the $3.4 million increase, $2.4 million was attributable to the facilities acquired, net of those that were sold since October 1995, and the remaining increase of $1.0 million was primarily from purchases of medical equipment, facility improvements, purchase of physician practices and clinics.

Interest expense increased $5.3 million from $4.1 million in 1995 to $9.4 million in 1996, primarily due to an increase in outstanding indebtedness during 1996 from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption in August 1996 of $75.0 million of senior subordinated notes.

Loss from operations of the discontinued psychiatric hospitals for the three months ended September 30, 1996 was $4.3 million, compared to $4.8 million for the same period in 1995. The Company also recorded an after-tax disposal loss of $14.9 million on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated after-tax operating losses of approximately $1.5 million during the phase out period.

Net loss for the three months ended September 30, 1996 was $69.1 million, or $(1.63) per share, compared to $2.3 million, or $(0.08) per share, for the same period in 1995. Included in 1996 loss from continuing operations before income taxes, net loss and net loss per share were nonrecurring charges of $60.2 million, $59.3 million and $(1.40) per share, respectively. Included in 1995 income from continuing operations before income taxes, net loss and net loss per share were nonrecurring gains of $9.0 million, $.5 million and $0.02 per share, respectively. Aggregate nonrecurring gains (charges) for the three months ended September 30, 1996 and 1995 were comprised of the following items ($ in thousands, except per share amounts):

                                      Three months ended September 30,
                       --------------------------------------------------------
                                     1996                     1995
                       --------------------------- ----------------------------
                       Pre-Tax  Net Loss     EPS    Pre-Tax    Net Loss    EPS
                       -------  ---------- ------- ---------  ----------  -----
Impairment charge     $(13,349) $ (7,876)  $(0.19)
Merger costs           (46,818)  (27,623)   (0.66)        -           -       -
Gain from sale of
 a hospital                  -         -        -     9,026       5,325    0.18
Discontinued operations      -   (19,196)   (0.45)        -      (4,847)  (0.16)
Extraordinary losses         -    (4,557)   (0.10)        -           -       -
                      -------  ---------  -------    ------      ------   -----
Total impact of
 nonrecurring items   $(60,167) $(59,252)  $(1.40) $  9,026     $   478 $  0.02
                      ========  ========   ======    ======      ======   =====

Nine Months ended September 30, 1996
Compared with Nine Months ended September 30, 1995
--------------------------------------------------

Net revenue for the nine months ended September 30, 1996 was $361.2 million, an increase of $43.6 million, or 13.7%, from $317.6 million for the same period of 1995. The $43.6 million increase was primarily attributable to
(i) an increase of $25.3 million contributed by hospitals acquired since October 1995, net of disposed hospitals and (ii) an increase of $18.3 million from "same hospitals." The $18.3 million increase in "same hospitals" net revenue was attributable to an increase of $24.8 million at hospitals located outside of the LA metro area, offset by a decrease of $6.5 million at the LA metro hospitals. The $24.8 million increase was due primarily to additional services offered, medical staff development efforts and an increase in home health agency business. The $6.5 million decrease was due mainly to a continued decline in net revenue as a result of a change in payor mix from private insurance to managed care and Medicare/Medicaid, which increased deductions from revenue, and a decrease in patient acuity level.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 92.6% in 1995 to 95.5% in 1996 and operating margin decreased from 7.4% to 4.5%. The 2.9% decrease in operating margin in 1996 was primarily attributable to (i) the write off of assets related to the Exchanged Hospitals and other closed facilities, (ii) lower margins associated with the LA metro hospitals due to a reduction in net revenue attributable to factors other than volume (i.e., payor mix) and (iii) additional home health business which was profitable but produced lower margins than other types of services, offset by
(iv) a decrease in salaries and wages, as a percentage of net revenue, as a result of special bonuses of $4.2 million paid in 1995 to certain senior executive officers.

Depreciation and amortization increased to $15.8 million in 1996 from $12.1 million for the same period of 1995. Of the $3.7 million increase, $ 2.7 million was attributable to the facilities acquired, net of those that were disposed since October 1995, and the remaining increase of $1.0 million was from purchases of medical equipment, facility improvements, purchase of physician practices and clinics.

Interest expense increased $6.4 million from $12.0 million in 1995 to $18.4 million in 1996, primarily due an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption in August 1996 of the $75.0 million senior subordinated notes.

Loss from operations of the discontinued psychiatric hospitals for the nine months ended September 30, 1996 was $19.6 million, compared to $2.8 million for the same period in 1995. The $16.8 million decrease was attributable to (i) an after-tax charge of $11.8 million relating to a lawsuit settled in March 1996 (see Note 4) and (ii) continuing accounts receivable collection issues attributable in general to the fact that insurance companies are becoming more stringent in their payments to providers of psychiatric care, and particularly in 1996, to the impact of the lawsuit (see Note 4). The Company also recorded an after-tax disposal loss of $14.9 million on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated after-tax operating losses of approximately $1.5 million during the phase out period.

Net loss for the nine months ended September 30, 1996 was $88.6 million, or $(2.61) per share, compared to net income of $1.4 million, or $0.05 per share, for the same period of 1995. Included in 1996 loss from continuing operations before income taxes, net loss and net loss per share were nonrecurring charges of $62.6 million, $76.0 million and $2.24 per share, respectively. Included in 1995 income from continuing operations before income taxes, net income and net income per share were net aggregate nonrecurring gains of $9.0 million, $2.5 million and $0.09 per share, respectively. Aggregate nonrecurring gains (charges) for the nine months ended September 30, 1996 and 1995 were comprised of the following items ($ in thousands, except per share amounts):

                                      Nine months ended September 30,
                       --------------------------------------------------------
                                     1996                     1995
                       --------------------------- ----------------------------
                       Pre-Tax  Net Loss    EPS    Pre-Tax   Net Income    EPS
                       -------  ---------- ------- ---------  ----------  -----
Impairment charge     $(13,349) $( 7,876)  $(0.23)  $     -   $       -  $    -
Merger costs           (46,818)  (27,623)   (0.82)        -           -       -
Unusual charges         (2,438)   (1,438)   (0.04)        -           -       -
Gain from sale
 of a hospital               -         -        -     9,026       5,325    0.18
Discontinued
 operations                  -   (34,543)   (1.01)        -      (2,786)  (0.09)
Extraordinary loss           -    (4,557)   (0.14)        -           -       -
                       -------   -------    -----    ------     -------   -----
Total impact of
 nonrecurring items   $(62,605) $(76,037)  $(2.24) $  9,026   $   2,539  $ 0.09
                       =======    ======    =====    ======     =======   =====

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities for the nine months ended September
30, 1996 was $29.9 million, compared to net cash provided by operating activities of $18.2 million for the same period of 1995. The $48.1 million decrease in net cash provided by operating activities was mainly attributable to cash used during 1996 to pay for Merger-related costs and settlement of certain lawsuits. Net cash used in investing activities increased $126.1 million to $132.5 million from $6.4 million during 1995, primarily from an increase in the use of cash to finance the acquisition of hospitals. Net cash provided by financing activities during 1996 was $172.6 million, compared to net cash used in financing activities of $10.8 million during 1995. The $183.4 million increase during 1996 was due to the issuance of the $325.0 million Notes, the issuance of the 5.2 million shares of the Company's common stock and net incremental borrowings under the Credit Facility, net of amounts used therefrom to repay $75.0 million of senior subordinated notes, certain indebtedness assumed from the purchase of Champion and amounts outstanding under the previous $230.0 million revolving line of credit.

Net working capital was $106.8 million, an increase of $49.8 million from $57.0 million at December 31, 1995. The increase was mainly attributable to an increase in current portion of deferred income taxes and refundable income taxes resulting from net loss recorded during 1996. The Company's long-term debt as a percentage of total capitalization was 72.9% at September 30, 1996, compared to 60.0% at December 31, 1995. The increase was primarily attributable to the issuance of the $325.0 million Notes, net incremental borrowings under the Credit Facility and a reduction in retained earnings for a net loss and dividend paid during 1996. Such increase was offset by the issuance of 19.8 million shares of the Company's common stock related to the Champion acquisition, the equity offering of 5.2 million shares of the Company's common stock and the repayment of certain indebtedness using the proceeds from the above financing activities.

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

Disposition of the Psychiatric Hospitals and other LA Metro Hospitals
---------------------------------------------------------------------
In September 1996, the Company adopted a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals (four in the LA metro area, of which one was previously closed in April 1995). It also adopted a plan to exit the LA metro market principally through the disposition of the under performing hospitals in that area (including one which was previously closed in March 1996). The disposition of these hospitals will enable the Company to remain focused on operating its acute care hospitals and to exit a market heavily penetrated by managed care organizations where it is not a preeminent provider of healthcare services. The Company expects to complete such dispositions by December 31, 1997.

Disposition of psychiatric hospitals
------------------------------------
Although the psychiatric hospitals have been operated at a loss in recent years, the deterioration of such operations accelerated significantly during 1996. Such deterioration was largely due to insurance companies becoming more stringent in their payments to providers of psychiatric care. Management expects that the deterioration of the psychiatric hospital business will continue although at a slower pace through the foreseeable future.

To curtail further losses, the Company closed the inpatient unit at its Buena Park facility in July 1996 and may close other facilities. The Company recorded in September 1996 an estimated disposal loss of $14.9 million related to these facilities, including operating losses during the phase out period. It expects to complete the disposition of its psychiatric hospitals by December 31, 1997.

Disposition of Other LA Metro Hospitals
---------------------------------------
Prior to 1996 , the acute care LA metro hospitals held for sale had been profitable (before allocation of corporate overhead and interest), although producing operating margins below the average of the Company's other hospitals. Commencing in 1996, due to a continuing change in payor mix from private insurance to managed care and Medicare/Medicaid, a change in patient acuity level and intense competition, and despite a combined increase in both inpatient and outpatient volume, the Company recorded a net operating loss (loss before allocation of corporate overhead and interest) of $2.6 million and $3.8 million for the three months and nine months ended September 30, 1996, respectively, as related to these hospitals, as compared to net operating income of $2.3 million and $4.6 million for the same respective 1995 periods.

In conjunction with the disposition of these hospitals and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective September 30, 1996, the Company recorded an after-tax impairment charge of $7.9 million to reduce the net assets of these facilities to their estimated fair value. The estimated impairment loss may be subject to further adjustments following completion of valuations by independent appraisers and ultimate disposition of the hospitals.

Stockholders' litigation and Special Committee's investigation
--------------------------------------------------------------
The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 1. Legal Proceedings" in Part II of this report for a description of such litigation. Because these lawsuits are in their initial stages, the Company cannot predict their outcome or the length of time it will take to resolve these lawsuits. The Company maintains Directors and Officers liability insurance in amounts it believes to be adequate.

Regulatory Matters
------------------
Healthcare reform legislation has been proposed at both federal and state levels. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's future revenues or liquidity.

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

10.41     Shareholder Agreement between Paracelsus and Park Hospital GmbH, as guaranteed by Dr. Manfred George Krukemeyer.
10.42     Dividend and Note Agreement between Paracelsus and Park Hospital
          GmbH.
10.43 Employment Agreement between Charles R. Miller and Paracelsus, including the Management Rights Agreement.
10.44 Employment Agreement between R.J. Messenger and Paracelsus, including the Management Rights Agreement.
10.45     Employment Agreement between James G. VanDevender and Paracelsus.
10.46     Employment Agreement between Ronald R. Patterson and Paracelsus.
10.47     Employment Agreement between Robert C. Joyner and Paracelsus.
10.48     Paracelsus 1996 Stock Incentive Plan.
10.49     Paracelsus Healthcare Corporation Executive Officer Performance Bonus
          Plan.
10.50 First Refusal Agreement among Park Hospital GmbH, Dr. Manfred George Krukemeyer and Messrs. Messenger, Miller, VanDevender and Patterson.
10.54 Registration Rights Agreement among Paracelsus and certain Champion Investors.
10.56 Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.
10.64     Paracelsus' 6.51% Subordinated Notes Due 2006.
11.1      Statement regarding computation of per share earnings of Paracelsus
27        Financial Data Schedule.
__________________________
(a) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated May 29, 1996.
(b) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form 8-A, filed on August 12, 1996.
(c) Incorporated by reference from Exhibit 10.23(g) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.
(d) Incorporated by reference from Exhibit 10.23(f) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.
(e) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form S-4, Registration No. 333-8521.
(f) Incorporated by reference from Exhibit 10 to Champion's Current Report on Form 8-K, dated December 21, 1994.

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


                                Paracelsus Healthcare Corporation

                                        (Registrant)


                                      /s/ JAMES G. VANDEVENDER
Dated: November 12, 1997         By: ____________________________
                                       James G. VanDevender
                                   Senior Executive Vice President,
                                      Chief Financial Officer
                                            & Director