Form 10-Q
period 1997-09-30
PARACELSUS HEALTHCARE CORP
filed 1997-11-12
CIK 758722

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                          Yes[X]       No[   ]

As of November 12, 1997, there were outstanding 55,093,417 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                           SEPTEMBER 30, 1997

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

PART I.
     Item 1.
          FINANCIAL INFORMATION

          Financial Statements-- (Unaudited)

          Condensed Consolidated Balance Sheets--
             September 30, 1997 and December 31, 1996                 4

          Consolidated Statements of Operations--
             Three Months and Nine Months Ended
             September 30, 1997 and 1996                              5

          Condensed Consolidated Statements of Cash Flows--
             Nine Months Ended September 30, 1997 and 1996            7

          Notes to Interim Condensed Consolidated
             Financial Statements                                     8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    16

PART II.  OTHER INFORMATION                                           28

SIGNATURE                                                             30

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

     On August 12, 1997, the Company filed amended quarterly reports on Form 10-Q/A for the transition period ending December 31, 1995 and each of the first two calendar quarters of 1996 to reflect the restated results for each respective period. On November 10, 1997, the Company filed an amended quarterly report on Form 10-Q/A for the quarter ended September 30, 1996.

FORWARD-LOOKING STATEMENTS
     Certain   statements   in  this  Form  10-Q   are   "forward-looking
statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; continued satisfactory relations with the Company's Senior Lenders; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure
to  comply  with  government  regulations;  legislative   proposals   for
healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liability and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      PARACELSUS HEALTHCARE CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ in 000's)

                                                       SEPTEMBER     DECEMBER
                                                           30,          31,
                                                          1997         1996
                                                       ----------    --------
                                                       (Unaudited)  (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                          $   25,822   $  17,771
    Restricted cash                                         3,135       2,358
    Accounts receivable, net                               86,853      64,687
    Deferred income taxes                                  28,309      28,739
    Refundable income taxes                                 7,174      31,003
    Other current assets                                   35,428      53,072
                                                        ---------     -------
        Total current assets                              186,721     197,630

Property and equipment                                    434,645     420,697
Less: Accumulated depreciation and amortization          (125,263)   (109,862)
                                                          -------     -------
                                                          309,382     310,835

Long-term assets of discontinued operations                 7,129      18,499
Assets held for sale                                       22,635      22,095
Goodwill                                                  115,345     118,168
Other assets                                              112,112     105,605
                                                          -------     -------
        Total assets                                  $   753,324   $ 772,832
                                                          =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $    49,626   $  40,408
    Accrued liabilities and other                          94,912     118,781
    Current maturities of long-term debt                    2,571       4,679
                                                           ------     -------
        Total current liabilities                         147,109     163,868

Long-term debt                                            494,449     491,057
Other long-term liabilities                                61,168      69,420
Stockholders' Equity:
    Common stock                                          224,472     224,472
    Additional paid-in capital                                390         390
    Unrealized (losses) gains on marketable securities        (78)        100
    Accumulated deficit                                  (174,186)   (176,475)
                                                          -------     -------
        Total stockholders' equity                         50,598      48,487

Total Liabilities and Stockholders' Equity              $ 753,324   $ 772,832
                                                          =======     =======
                                   See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------    -----------------
                                        1997      1996        1997     1996
                                      -------    -------    --------  -------
                                                (Restated-           (Restated-
                                                   Note 2)             Note 2)

Net revenue                          $166,661   $126,008    $502,407  $ 361,194

Costs and expenses:
  Salaries and benefits                67,781     58,767     205,041    165,272
  Other operating expenses             67,689     55,763     203,162    156,571
  Provision for bad debts              12,688     10,039      33,449     24,003
  Interest                             13,236      9,397      34,715     18,411
  Depreciation and amortization         7,067      7,539      23,047     15,818
  Equity in earnings of Dakota
    Heartland Health System            (2,598)      (895)     (7,824)      (895)
  Impairment charge                         -     13,349           -     13,349
  Merger costs                              -     46,818           -     46,818
  Unusual charges                           -          -       5,978      2,438
                                       ------     ------       -----     ------
Total costs and expenses              165,863    200,777     497,568    441,785
Income (loss) from continuing
  operations before minority interests,
  income taxes and extraordinary loss     798    (74,769)      4,839    (80,591)
Minority interests                       (440)      (362)     (1,421)    (1,767)
                                       ------     ------       -----     ------
Income (loss) from continuing
  operations before  income taxes
  and extraordinary loss                  358    (75,131)      3,418    (82,358)
Provision (benefit) for income taxes      220    (29,783)      1,129    (32,846)
                                       ------     ------       -----     ------
Income (loss) from continuing
  operations before extraordinary loss    138    (45,348)      2,289    (49,512)
Discontinued operations:
  Loss from operations of
   discontinued operations, net             -     (4,294)          -    (19,641)
  Loss on disposal of discontinued
   operations, net                          -    (14,902)          -    (14,902)
                                       ------     ------       -----     ------
Income (loss) before extraordinary loss   138    (64,544)      2,289    (84,055)
Extraordinary loss from early
  extinguishment of debt, net               -     (4,557)          -     (4,557)
                                       ------      -----       -----     ------
Net income (loss)                    $    138   $(69,101)   $  2,289   $(88,612)
                                       ======     ======       =====     ======
                                        (continued)


                    PARACELSUS HEALTHCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------    -----------------
                                        1997      1996        1997     1996
                                      -------    -------    --------  -------
                                                (Restated-           (Restated-
                                                   Note 2)             Note 2)
Income (loss) per share:
   Continuing operations             $     -   $   (1.08)   $   0.04  $ (1.46)
   Discontinued operations                 -       (0.45)          -    (1.01)
   Extraordinary loss                      -       (0.10)          -    (0.14)
                                      ------      ------        ----    -----
Income (loss) per share              $     -   $   (1.63)   $   0.04  $ (2.61)
                                      ======      ======        ====    =====

Weighted average common and
   common equivalent shares
   outstanding                        57,710      42,290      56,752   33,975

                                       See accompanying notes.

                         PARACELSUS HEALTHCARE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in 000's)
                                    (Unaudited)
                                                     Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      1997          1996
                                                    --------      ------
                                                                  (Restated -
                                                                 See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  2,289      $ (88,612)
Non-cash expenses and changes in operating
   assets and liabilities                                (9,309)        58,664
                                                          -----         ------
Net cash used in operating activities                    (7,020)       (29,948)
                                                          -----         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of facilities                        12,201              -
Acquisitions of facilities, net                               -       (123,072)
Sale (purchase) of marketable securities                 19,284         (4,104)
Additions to property and equipment, net                (12,617)        (3,260)
Increase in other assets, net                            (2,282)        (2,035)
                                                          -----          -----
Net cash provided by (used in) investing activities      16,586       (132,471)
                                                          -----        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility               38,000        441,500
Repayments under Revolving Credit Facility              (34,593)      (342,000)
Proceeds from issuance of debt                                -        320,342
Repayments of debt                                       (4,922)      (262,193)
Sale of common stock, net                                     -         39,841
Dividends to stockholder                                      -        (24,878)
                                                          -----        -------
Net cash (used in) provided by financing activities      (1,515)       172,612
                                                          -----        -------
Increase  in cash and cash equivalents                    8,051         10,193
Cash and cash equivalents at beginning of year           17,771          4,418
                                                          -----        -------
Cash and cash equivalents at end of period             $ 25,822      $  14,611
                                                         ======        =======
  Supplemental Cash Flow Information:
   Interest paid                                       $ 45,262      $  15,713
   Income taxes (refunded) paid                         (23,911)         1,971

  Purchase of businesses, net:
   Fair value of assets acquired                              -      $(478,173)
   Liabilities assumed                                        -        207,859
   Stock and stock options issued                             -        147,242


                                  See accompanying notes.

             PARACELSUS HEALTHCARE CORPORATION

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS
                      (Unaudited)

                  September 30, 1997

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION  -  Paracelsus Healthcare Corporation (the
"Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care hospitals and related healthcare businesses in selected markets. The Company presently operates 27 hospitals with 2,790 licensed beds in nine states (including two psychiatric hospitals with 113 licensed beds), of which 20 are owned, including two through a 50% owned partnership interest, and seven are leased.

BASIS  OF  PRESENTATION  -  The accompanying  unaudited
condensed  consolidated  financial  statements  of  the
Company have been prepared in accordance with generally
accepted accounting principles  for  interim  financial
information  and  with  the  instructions to Form 10-Q.
Accordingly, they do not include all of the information
and  notes  required by generally  accepted  accounting
principles for  annual  financial  statements.  In  the
opinion   of  management,  all  adjustments  considered
necessary for  a  fair  presentation have been included
(see Note 2). The balance  sheet  at  December 31, 1996
has been derived from the audited financial  statements
at   that   date  but  does  not  include  all  of  the
information  and   footnotes   required   by  generally
accepted  accounting principles for complete  financial
statements.  The  Company's  business  is  seasonal  in
nature  and  subject to general economic conditions and
other factors.  Accordingly,  operating results for the
three months and nine months ending  September 30, 1997
are not necessarily indicative of the  results that may
be  expected  for  the year ending December  31,  1997.
These   financial  statements   should   be   read   in
conjunction  with  the  audited  consolidated financial
statements  and  notes  thereto  for  the   year  ended
December  31, 1996 included in the Company's 1996  Form
10-K.

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

     Certain account balances for the three  months and
nine   months   ended  September  30,  1996  have  been
reclassified  to  conform   to  the  Company's  current
presentation.

NET  INCOME (LOSS) PER SHARE  -  Net  income (loss) per
share is computed by dividing net income  (loss) by the
weighted average number of common and common equivalent
shares outstanding. Fully diluted net income (loss) per
share is not presented because it approximated  primary
net  income  per  share  or was anti-dilutive. Weighted
average number of common shares  outstanding  for   the
three  months  and nine months ended September 30, 1996
have been adjusted  to  reflect  the 66,159.426-for-one
stock  split  in  conjunction  with  the   merger  with
Champion Healthcare Corporation ("Champion")  in August
1996.

     In   February   1997,   the  Financial  Accounting
Standards   Board   issued  Statement   of   Accounting
Standards  ("SFAS")  No.  128,  "Earnings  per  Share,"
which is required  to  be adopted on December 31, 1997.
At that time, the Company  will  be  required to change
the method currently used to compute earnings per share
and  to  restate  all  prior  periods.  Under  the  new
requirements  for  calculating  primary  earnings   per
share, the dilutive effect of stock options will be excluded. The impact will not result in a material change in primary income (loss) per share for the three months and nine months ended September 30, 1997 and 1996. The impact of SFAS No. 128 on the calculation of fully diluted income (loss) per share for these periods is also not expected to be material.

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

     The need  for  prior  period  restatements was the
result of accounting errors and irregularities  at pre-
merger  Paracelsus in four areas: (i) overstatement  of
receivables  due  from  Medicare  and  other government
programs;   (ii)  use  of  corporate  reserves;   (iii)
provisions for bad debt expense relating principally to
two of the Company's  psychiatric  hospitals in the Los
Angeles  area;  and  (iv) deferral of facility  closure
costs   which   only  affected   the   1996   quarterly
information. Certain  adjustments to the financial data
for the three months and  nine  months  ended September
30,  1996  reflect items originally recorded  in  those
reporting periods  that  have  now been reclassified or
reallocated  to  earlier periods as  a  result  of  the
Special Committee's  investigation. See Part I - Item 2
"Management's  Discussion  and  Analysis  of  Financial
Condition  and  Results   of  Operations"  for  further
detailed  analysis of items  (i)  through  (iv)  above,
which equal  to the total net loss revision amounts for
the  applicable   periods.   Certain  reclassifications
between reporting line items and between continuing operations and discontinued operations are also being reflected under the "Adjustments" column.

     On August 12, 1997, the Company filed amended quarterly reports on Form 10-Q/A for the transition period ending December 31, 1995 and each of the first two calendar quarters of 1996 to reflect the restated results for each respective period. On November 10, 1997, the Company filed an amended quarterly report on Form 10-Q/A for the quarter ended September 30, 1996.

                                            QUARTER ENDED SEPTEMBER 30, 1996
                                       ---------------------------------------
                                       As Originally
(IN 000'S, EXCEPT PER SHARE DATA)        Reported    Adjustments   As Restated
                                       ------------  -----------   -----------
Net revenue                           $ 109,855      $ 16,153      $  126,008
Costs and expenses:
 Salaries and benefits                   58,718            49          58,767
 Other operating expenses                47,334         7,534          54,868
 Provision for bad  debts                10,489          (450)         10,039
 Interest                                 9,383            14           9,397
 Depreciation and amortization            7,416           123           7,539
 Impairment charge                       13,349             -          13,349
 Merger costs                            46,818             -          46,818
                                         ------         ------         ------
Total costs and  expenses               193,507          7,270        200,777
Loss from continuing
   operations before minority
   interests, income taxes and
   extraordinary loss                   (83,652)         8,883        (74,769)
Minority interests                           52           (414)          (362)
                                         ------          -----         ------
Loss  from continuing
   operations before income
   taxes and extraordinary loss         (83,600)         8,469        (75,131)
Income tax benefit                      (33,355)         3,572        (29,783)
                                         ------          -----         ------
Loss from continuing operations
   before extraordinary loss            (50,245)         4,897        (45,348)
Discontinued operations:
  Loss from operations of
    discontinued operations, net        (10,419)         6,125         (4,294)
  Loss on disposal of discontinued
    operations, net                     (14,902)             -        (14,902)
                                        -------          -----         ------
Loss before extraordinary loss          (75,566)        11,022        (64,544)
Extraordinary loss from
early extinguishment of debt, net        (4,557)             -         (4,557)
                                        -------          -----          -----
Net loss                              $ (80,123)     $  11,022     $  (69,101)
                                        =======         ======         ======
Loss per share:
 Continuing operations                $   (1.19)     $    0.11     $    (1.08)
 Discontinued  operations                 (0.60)          0.15          (0.45)
 Extraordinary loss                       (0.10)             -          (0.10)
                                        -------          -----          -----
Loss per share                        $   (1.89)     $    0.26     $    (1.63)
                                        =======          =====          =====
Weighted average shares
   outstanding                           42,290         42,290         42,290

                                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      --------------------------------------
                                      As Originally
(IN 000'S, EXCEPT PER SHARE DATA)       Reported    Adjustments  As Restated
                                      ------------- -----------  -----------
Net revenue                          $ 350,200      $ 10,994     $  361,194
Costs and expenses:
 Salaries and benefits                 165,223            49        165,272
 Other operating expenses              137,937        17,739        155,676
 Provision for bad  debts               24,453          (450)        24,003
 Interest                               18,433           (22)        18,411
 Depreciation and amortization          15,529           289         15,818
 Impairment charge                      13,349             -         13,349
 Merger costs                           46,818             -         46,818
 Unusual charge                          2,438             -          2,438
                                       -------         ------        ------
Total costs and  expenses              424,180        17,605        441,785
Loss from continuing
   operations before minority
   interests, income taxes and
   extraordinary loss                  (73,980)       (6,611)       (80,591)
Minority interests                      (1,595)         (172)        (1,767)
                                       -------          ----         ------
Loss  from continuing
   operations before income
   taxes and extraordinary loss        (75,575)       (6,783)       (82,358)
Income tax benefit                     (30,066)       (2,780)       (32,846)
                                        ------         -----         ------
Loss from continuing operations
   before extraordinary loss           (45,509)       (4,003)       (49,512)
Discontinued operations:
  Loss from operations of
    discontinued operations, net       (21,896)        2,255        (19,641)
  Loss on disposal of discontinued
    operations, net                    (14,902)            -        (14,902)
                                        ------         -----         ------
Loss before extraordinary loss         (82,307)       (1,748)       (84,055)
Extraordinary loss from
  early extinguishment of debt, net     (4,557)            -         (4,557)
                                       -------         -----         ------
Net loss                             $ (86,864)     $ (1,748)    $  (88,612)
                                        ======         =====         ======
Loss per share:
 Continuing operations               $   (1.34)     $  (0.12)    $    (1.46)
 Discontinued  operations                (1.08)         0.07          (1.01)
 Extraordinary loss                      (0.14)            -          (0.14)
                                         -----         -----         ------
Loss per share                       $   (2.56)     $  (0.05)    $    (2.61)
                                         =====         =====          =====
Weighted average shares
   outstanding                          33,975        33,975         33,975

NOTE 3.    UNUSUAL CHARGES

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

NOTE 4.    DISPOSITION AND CLOSURE OF HOSPITALS

     On January 31, 1997, the Company closed the 104-bed Orange County Community Hospital of Orange and consolidated services into the 53-bed Orange County
Hospital of Buena Park ("Buena Park"). On May 15, 1997, a wholly owned subsidiary of the Company entered into a joint venture with a group of physicians, in which the subsidiary leased Buena Park and the 85-bed Bellwood
General Hospital in Bellflower, California to a limited liability company formed by the joint venture. The subsidiary owns a 51% interest in the joint venture.

     On April 28, 1997, the Company completed the sale of two of its six psychiatric facilities, the 149-bed
Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria,
Louisiana. No gain or loss was recognized in connection with such divestiture.

     On  May 15, 1997, the Company closed the inpatient
services at  PHC  Regional   Hospital and all remaining
services in June 1997. The Company  closed the hospital
as  a result of continuing losses under  the  capitated
contract  with  FHP  International  Inc.  (now owned by
Pacificare  of  Utah).  In  August  1997,  the  Company
executed  an  Amended  and  Restated Provider Agreement
with Pacificare of Utah, retroactive  to  July 1, 1997,
to  (i)  receive payment for services provided  to  FHP
enrollees  on  a per diem basis instead of a capitation
basis; (ii) revise the contract term from 15 years to 5
years ending in  June  2002;   (iii)  no longer provide
exclusive service to FHP enrollees; and (iv) agree on a
mechanism   to   resolve  disagreement  regarding   the
administration of  the  capitation  agreement  prior to

July 1, 1997.

NOTE 5.     DAKOTA HEARTLAND HEALTH SYSTEM PARTNERSHIP

     On August 20, 1997, Dakota Medical Foundation (the
"Foundation"),   the   Company's   partner   in  Dakota
Heartland  Health System ("DHHS"), exercised its  right
to require the Company to purchase the Foundation's 50%
partnership  interest  in  DHHS. DHHS owns and operates
two general acute care hospitals  with  a  total of 345
beds in Fargo, North Dakota. The purchase price will be
based on a 5.5 multiple of DHHS' historical  cash flow,
but   in  no  event  to  be  less  than  $50.0  million
commencing  January  1998.  Under  the  agreement,  the
Company  has  until  August  20,  1998  to complete its
purchase. The Company is currently considering  various
options to finance this acquisition. If the purchase is
not   completed   within   the  allowable  period,  the
Foundation can exercise various options, including seeking remedies available at law against the Company for breach of its obligation.

     The Company currently accounts for  its investment
in DHHS under the equity method. Upon completion of the
purchase   of   the   Foundation's   interest   in  the
partnership,  the  Company  will account for DHHS under
the consolidation method. Pro  forma  net  revenue  and
earnings from continuing operations
before    interest,    taxes   and   depreciation   and
amortization  ("EBITDA")  for  the  nine  months  ended
September 30, 1997, respectively, assuming the Company owned 100% of DHHS on January 1, 1997, would have been as follows ($ in 000's):


                                     AS CURRENTLY
                                        REPORTED   PRO FORMA      INCREASE
                                      ----------   ---------      --------

Net Revenue                         $ 502,407      $  577,284     $ 74,877
EBITDA (a)                             67,158          77,659       10,501

____________________
(a) Excludes unusual charges of $5,978,000. See Note 3.

NOTE 6.     LONG-TERM DEBT

     The Company entered into the First Amendment to the existing five-year Reducing Revolving Credit
Facility (the "Credit Facility")(the "Credit
Agreement") on April 14, 1997 and the Second and Third
Amendments on August 14, 1997, which provide among other things: (i) a reduction in the credit commitment from $400.0 million to $200.0 million effective April

14, 1997 and to $165.0 million effective August 14,
1997; (ii) interest rates which (a) effective June 1,
1997 through August 13, 1997, increased  by .50%  on a
monthly basis as compared to rates otherwise in effect
prior thereto, (b) effective August 14, 1997 through
June 30, 1998, at the Company's option, equal to LIBOR
plus a margin of 3.25% or the prime rate plus a margin
of 2.25% and (c) effective July 1, 1998 and thereafter,
equal to LIBOR plus a margin of 3.75% or the prime rate
plus a margin of 2.75%; (iii) future reductions in the
credit commitment and debt outstanding under the Credit
Facility by: (a) 60% of the proceeds from permitted
dispositions of certain hospitals in the Los Angeles
metropolitan area (the "LA Metro Hospitals") (including
dispositions of stock of subsidiaries whose only assets
are LA Metro Hospitals) and of certain other specified
stock and assets, (b) 100% of the proceeds from any
other dispositions and (c) 60% of income tax refunds
received after August 14, 1997; (iv) a first priority
lien in certain of the Company's real and personal
properties; and (v) additional restrictive financial
covenants as compared to those at December 31, 1996. At
September 30, 1997, the Company had $149.4 million
outstanding under its Credit Facility and approximately
$15.1 million committed under letter of credit
arrangements. As of September 30, 1997, there was $.5
million available for borrowings under the Credit
Facility.

NOTE  7.    CONTINGENCIES

     The Company is a party to pending stockholders' litigation as previously discussed in the Company's
1996 Form 10-K and another litigation matter. See "Item
2 - Pending Litigation."

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF   FINANCIAL   CONDITION   AND  RESULTS  OF OPERATIONS

RESTATEMENT OF FINANCIAL INFORMATION FOR  QUARTER  AND  NINE
MONTHS ENDED SEPTEMBER 30, 1996

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

     The  following  table presents a  summary  of  the
impact of the restatement  on  the  quarterly  and nine
months   periods  ended  September  30,  1996.  Certain
adjustments  to  the  1996 financial data reflect items
originally recorded in  these  reporting  periods  that
have   been  reclassified  or  reallocated  to  earlier
periods   as   a  result  of  the  Special  Committee's
investigation   and    are    summarized    under   the
"Reallocation to prior periods" column in the following tables. The restated financial information should be read in conjunction with the Company's 1996 Form 10-K.


QUARTER ENDED SEPTEMBER 30, 1996
                                                      Reallocated
                                      As Originally     to prior
(IN 000'S, EXCEPT PER SHARE DATA)       Reported        periods    As Restated
                                      -------------   ------------ -----------
Net revenue                           $ 109,855       $  16,153    $  126,008
Net loss                                (80,123)         11,022       (69,101)
Loss per share                        $   (1.89)      $    0.26    $    (1.63)


NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                          Reallocated
(In 000's, except             As Originally                to prior
 per share data)               Reported      Adjustments   periods  As Restated
                              ------------   -----------  ---------- ----------
Net revenue                   $350,200       $ (3,064)    $ 14,058  $ 361,194
Net loss                       (86,864)       (13,012)      11,264    (88,612)
Loss per share                $  (2.56)      $  (0.38)    $   0.33  $   (2.61)

Net revision to previously reported net loss consisted primarily of:


                                          THREE MONTHS       NINE MONTHS
                                              ENDED             ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                              1996               1996
                                          -------------     --------------
ADJUSTMENTS:
(i)  Increase in deductions from revenue
     for receivables from Medicare and
     other government program                $        -         $    (4,205)
(ii) Increase in operating expenses from the
     reversal of corporate reserves                   -              (7,635)
(iii)Recording of bad debt expense that was
     deferred at two of the psychiatric
     hospitals
     - Increase in deductions from net revenue        -              (1,833)
     - Increase in provision for bad debts            -              (5,885)
(iv) Increase in operating expenses for
       deferred facility closure costs                -              (2,497)
                                               ---------             ------
Pre-tax adjustments                                   -             (22,055)
Income tax benefit at 41%                             -              (9,043)
                                               ---------             ------
Net adjustments                                       -             (13,012)
Reallocation to prior periods                    11,022              11,264
                                               ---------             ------
Net revision to previously reported net loss $   11,022         $    (1,748)
                                               =========             ======

     The Company does not believe that the adjustments regarding the Medicare receivables resulted from improper patient billing procedures under that program.

RESULTS OF OPERATIONS

     The Company made numerous acquisitions and divestitures since April 1996, including the merger with Champion.
Additionally, in August 1996, the Company completed its public offering of the $325.0 million senior subordinated notes (the "Notes") and a sale of 5.2 million shares of its common stock and entered into a new Credit Agreement. Accordingly, the Company's financial position and portfolio of operating hospitals during the quarter and nine months ended September 30, 1997 were significantly different from those of the comparable 1996 periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods for which comparative operating results are presented. Operating results of the Company's psychiatric hospitals have been segregated from those of the acute care hospitals and are reflected under the caption "Loss from operations of discontinued operations, net" in the Consolidated Statements of Operations.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1997
COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

     Net revenue for the quarter ended September 30, 1997 was $166.7 million, an increase of $40.7 million, or 32.3%, from $126.0 million for the same period of 1996. The $40.7 million increase was primarily attributable to an increase of $27.7 million contributed by hospitals acquired, net of divested hospitals, since August 1996 and an increase of $13.0 from "same hospitals." The $13.0 million increase in "same hospitals" was primarily attributable to (i) incremental revenue contributed by a joint venture formed in May 1997 involving two hospitals located in the Los Angeles metropolitan ("LA metro") area (see Note 4), (ii) additional services offered at certain hospitals and (iii) favorable settlement adjustments under certain governmental programs in 1997, as compared to negative settlement adjustments in 1996. Such increase was partially offset by a decrease in net revenue attributable to a decline in reimbursement at hospitals located primarily in Tennessee and the closure of underperforming operating units.

     The Company's acute care volumes experienced a 4.5% increase in inpatient admissions from 15,394 in 1996 to 16,080 in 1997. Patient days increased from 68,389 in 1996 to 75,608 in 1997. Outpatient visits (including home health) increased 18.4% from 323,809 in 1996 to 383,290 in 1997.
Admissions in "same hospitals" decreased from 12,523 in 1996 to 11,744 in 1997, partially as a result of management's decision to close underperforming operating units.

     Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and
provision for bad debts)   decreased  from  98.9% in 1996 to
88.9% in 1997 as operating margin increased from 1.1% to 11.1%. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization completed in May 1997 to reduce corporate overhead costs,
(ii) efficiency and productivity  gains  resulting  from  the implementation of improved operating standards and benchmarks, (iii) divestiture or closure of underperforming facilities and (iv) negotiation of new contracts under more favorable terms that resulted in lower operating costs. Such increase in operating margin was further due to the write off of working capital assets in 1996 related to the hospitals exchanged in May 1996 and a hospital closed in March 1996.

     Interest expense increased $3.8 million from $9.4 million in 1996 to $13.2 million in 1997, primarily due to
(i) an increase in outstanding indebtedness from the issuance of the Notes in August 1996, (ii) an increase in interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes.

     Depreciation and amortization expense decreased $.4 million to $7.1 million in the third quarter of 1997 from $7.5 million for  the  same  period  of 1996. The decrease  was  primarily attributable to recording  the  acute care LA metro hospitals held for sale at their net realizable  value  as of September
30,   1996,   in   accordance  with  Statement  of  Financial
Accounting Standards  ("SFAS")  No.  121  "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived  Assets to
Be Disposed Of."

     Income from continuing operations before income taxes for the quarter ended September 30, 1997 excluded a loss of $.4 million attributable to PHC Regional Hospital, which was charged to the loss contract accrual previously established at December 31, 1996.

     Loss before income taxes of the discontinued psychiatric hospitals was $.6 million in 1997, as compared to $7.3 million for the comparable period of 1996. The loss recorded in 1996 was primarily attributable to additional provision for bad debt recorded on uncollectible accounts receivable. The loss recorded in 1997 was significantly reduced as a result of management's decision to close an underperforming facility and consolidate services of certain other facilities. After income taxes, the loss from operations of discontinued operations for the quarter ended September 30, 1996 was $4.3 million. The Company also recorded in September 1996 an after-tax disposal loss of $14.9 million on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated after-tax operating losses of approximately $1.5 million during the phase out period. In accordance with Accounting Principles Board Opinion ("APB") No. 30, the operating loss from discontinued operations during 1997 of $.6 million was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations.

     The Company's effective tax rate was 61.5% for 1997, as compared to 39.6% for the comparable period in 1996. The increase in income tax rate for 1997 resulted primarily from nondeductible goodwill amortization expense recorded during 1997, offset by a $.3 million reduction in the valuation allowance related to the use of previously unrealized tax assets.

     Net income for the quarter ended September 30, 1997 was $.1 million, compared to a net loss of $69.1 million, or $1.63 per share, for the same period of 1996. Weighted average common and common equivalent shares outstanding increased 36.5% from 42.3 million in 1996 to 57.7 million in 1997, primarily from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares of the Company's common stock, both completed in August 1996. Included in the 1996 loss from continuing operations before income taxes and extraordinary loss, net loss and net loss per share were nonrecurring charges of $60.2 million, $59.3 million and $1.40 per share, respectively, which consisted of the following items ($ in thousands, except per share amounts):

                                 PRE-TAX         NET LOSS           EPS
                                 -------         --------          ----
Impairment charge                $(13,349)       $  (7,876)        $(0.19)
Merger costs                      (46,818)         (27,623)         (0.66)
Discontinued operations                 -          (19,196)         (0.45)
Extraordinary loss                      -           (4,557)         (0.10)
                                  -------           ------          -----
Total impact of  nonrecurring
  items                          $(60,167)       $ (59,252)        $(1.40)
                                  =======           ======           ====

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net revenue for the nine months ended September 30, 1997 was $502.4 million, an increase of $141.2 million, or 39.1%, from $361.2 million for the same period of 1996. The $141.2 million increase was attributable to an increase of $132.0 million contributed by hospitals acquired, net of divested hospitals, since March 1996 and an increase of $9.2 from "same hospitals." The $9.2 million increase in "same hospitals" was primarily attributable to incremental contribution by a joint venture formed in May 1997 involving two hospitals located in the LA metro area (see Note 4) and additional services offered at certain hospitals. Such increase was partially offset by a decrease in net revenue attributable to a decline in reimbursement at hospitals located primarily in Tennessee and the closure of underperforming operating units.

     The Company's acute care volumes experienced a 31.5% increase in inpatient admissions from 40,330 in 1996 to 53,031 in 1997. Patient days increased from 196,487 in 1996 to 248,567 in 1997. Outpatient visits (including home health) increased 33.0% from 879,543 in 1996 to 1,169,581 in
1997. Admissions in "same hospitals" decreased from 28,295 in 1996 to 27,563 in 1997, primarily as a result of management's decision to close underperforming operating units.

     Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and
provision for bad debts)  decreased from   95.8% in 1996 to
87.9% in 1997 as operating margin increased from 4.2% to 12.1%. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization completed in May 1997 to reduce corporate overhead costs,
(ii) efficiency and productivity  gains  resulting  from  the implementation of improved operating standards and benchmarks, (iii) divestiture or closure of underperforming facilities and (iv) negotiation of new contracts under more favorable terms that resulted in lower operating costs. Such increase in operating margin was further due to the write off of working capital assets in 1996 related to the hospitals exchanged in May 1996 and a hospital closed in March 1996.

     Interest expense increased $16.3 million from $18.4 million in 1996 to $34.7 million in 1997, primarily due to
(i) an increase in outstanding indebtedness from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility to finance acquisitions and to fund certain lawsuit settlement costs, Champion merger costs, working capital requirements and capital expenditures, (ii) an increase in interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional Hospital, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

     Depreciation and amortization expense increased to $23.0 million in 1997 from $15.8 million for the same period of 1996. The increase consisted of $9.6 million primarily attributable to the facilities acquired, net of divested facilities, since
March 1996, offset by a decrease of $2.4 million at the acute care LA metro hospitals held for sale, as a result of recording these facilities at their net realizable value as of September 30, 1996 in accordance with SFAS No. 121.

     Income from continuing operations before income taxes for the nine months ended September 30, 1997 included $6.0 million in unusual charges, consisting of $3.5 million relating to the closure of PHC Regional Hospital and $2.5 million relating to a corporate reorganization completed in May 1997 (see Note 2). It excluded a loss of $11.2 million attributable to PHC Regional Hospital, which was charged to the loss contract accrual previously established at December 31, 1996. Loss from continuing operations before income taxes and extraordinary loss for the comparable 1996 period included nonrecurring charges of $62.6 million consisting of items listed in the table below.

     Loss before income taxes of the discontinued psychiatric hospitals was $.6 million in 1997, as compared to a loss of $13.4 million (excluding a charge of $19.9 million for settlement costs related to a lawsuit settled in March 1996) for the comparable period of 1996. The loss recorded in 1996 was primarily attributable to additional provision for bad debts on uncollectible accounts receivable. The loss recorded in 1997 was significantly reduced as a result of management's decision to close an underperforming facility and consolidate services of certain other facilities. After income taxes, the loss from operations of discontinued operations for the nine months ended September 30, 1996 was $19.6 million, of which $11.8 million was related to a lawsuit settlement charge. The Company also recorded an after-tax disposal loss of $14.9 million in September 1996 on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated after-tax operating losses of approximately $1.5 million during the phase out period. In accordance with APB No. 30, the operating loss from discontinued operations during 1997 of $.6 million was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations.

     The Company's effective tax rate was 33.0% for 1997, as compared to 39.9% for the comparable period in 1996. The decrease in income tax rate for 1997 resulted primarily from a $1.4 million reduction in the valuation allowance related to the use of previously unrealized tax assets, offset by nondeductible goodwill amortization expense recorded during 1997.

     Net income for the nine months ended September 30, 1997 was $2.3 million, or $0.04 per share, compared to a net loss of $88.6 million, or $2.61 per share, for the same period of 1996. Weighted average common and common equivalent shares outstanding increased 67.0% from 34.0 million in 1996 to 56.8 million in 1997, primarily from the issuance of 19.8 million shares in connection with the merger with Champion and from the public offering of 5.2 million shares of the Company's common stock, both completed in August 1996. Included in 1997 income before income taxes, net income and net income per share were nonrecurring charges of $6.0 million, $4.0 million and $0.07 per share, respectively, relating to the unusual charges described at Note 3. Included in the 1996 loss from continuing operations before income taxes and extraordinary loss, net loss and net loss per share were nonrecurring charges of $62.6 million, $76.0 million and $2.24 per share, respectively, which consisted of the following items ($ in thousands, except per share amounts):

                                   PRE-TAX          NET LOSS            EPS
                                   -------           --------            ---
Impairment charge                  $(13,349)        $  (7,876)          $(0.23)
Merger costs                        (46,818)          (27,623)           (0.82)
Unusual charges                      (2,438)           (1,438)           (0.04)
Discontinued operations                   -           (34,543)           (1.01)
Extraordinary loss                        -            (4,557)           (0.14)
                                    -------            ------             -----
Total impact of nonrecurring items $(62,605)         $(76,037)          $(2.24)
                                    =======            ======             =====

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1997 was $7.0 million, compared to $29.9 million for the same period of 1996. The $22.9 million decrease in net cash used in operating activities was mainly attributable to (i) net income recorded for the nine months ended September 30, 1997 as compared to net loss recorded for the nine months ended September 30, 1996, which was primarily attributable to Merger-related costs, a settlement charge for certain lawsuits and a deterioration in the operating condition at the LA metro hospitals and (ii) a related increase in deferred tax assets at September 30, 1996 resulting from such loss, offset by (iii) payments made in 1997 for (a) increased interest expense, (b) the loss contract at PHC Regional Hospital and (c) the Special Committee's investigation. Net cash provided by investing activities was $16.6 million during 1997, as compared to net cash used in investing activities of $132.5 million during 1996. The $149.1 million increase was primarily attributable to (i) a use of cash of $123.1 million to acquire hospitals during 1996, as compared to $12.2 million in cash received from a sale of certain hospitals during 1997 and (ii) cash of $19.3 million received from the liquidation of marketable securities held by the Company's wholly-owned subsidiary, Hospital Assurance Company Ltd., during 1997, as compared to purchases of marketable securities of $4.1 million made during 1996, offset by (iii) an increase in capital expenditures during 1997. Net cash used in financing activities during 1997 was $1.5 million, compared to net cash provided by financing activities of $172.6 million during 1996. Such decrease was due to significant financing transactions completed in 1996 consisting of the issuance of the Notes, the issuance of the 5.2 million shares of the Company's common stock and net incremental borrowings under the Credit Facility, net of amounts used therefrom to repay $75.0 million of senior subordinated notes, certain indebtedness assumed from the merger with Champion and amounts outstanding under the previous $230.0 million revolving line of credit.

     Net working capital was $39.6 million at September 30, 1997, an increase of $5.8 million from $33.8 million at December 31, 1996. The Company's long-term debt as a percentage of total capitalization was 90.7% at September 30, 1997, compared to 91.0% at December 31, 1996.

    The  Company  entered  into the First Amendment to
the Credit Agreement on April 14, 1997 and the Second and Third Amendments on August 14, 1997, which provide among other things: (i) a reduction in the credit commitment from $400.0 million to $165.0 million effective August 14, 1997;
(ii) a revision in the borrowing rates as disclosed at Note 6; (iii) future reductions in the credit commitment and debt outstanding under the Credit Facility by: (a) 60% of the proceeds from permitted dispositions of certain hospitals in the LA metro area (including dispositions of stock of subsidiaries whose only assets are LA Metro Hospitals) and of certain other specified stock and assets, (b) 100% of the proceeds from any other dispositions and (c) 60% of income tax refunds received after August 14, 1997; (iv) a first priority lien in certain of the Company's real and personal properties; and (v) additional restrictive financial covenants as compared to those at December 31, 1996. On August 14, 1997, the Company drew approximately $13.4 million from its Credit Facility to fund future capital expenditures and working capital requirements. As of November 12, 1997, there was $.5 million available for borrowings under the Credit Facility.

     In July 1997, the Company received approximately $24.6 million in refunds of previously paid Federal and state income taxes. Such refunds were used to pay interest costs and for general working capital needs. The Company expects to receive additional Federal and state income tax refunds of approximately $7.2 million in 1998.

     In August 1997, the Company received notice from Dakota Medical Foundation (the "Foundation") exercising its right to require the Company to purchase the Foundation's 50% interest in Dakota Heartland Health System ("DHHS"). Based on the agreement, the purchase price will be based on a 5.5 multiple of DHHS' historical cash flow, but in no event to be less than $50.0 million commencing January 1998. The Company has until August 20, 1998 to complete its purchase of DHHS. The Company is currently considering various options to finance such acquisition. If the purchase is not completed within the allowable period, the Foundation can exercise various options, including seeking remedies available at law against the Company for breach of its obligation.

     The Company anticipates that internally generated cash flows from earnings, existing cash balances, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, income tax refunds receivable and permitted equipment leasing arrangements will be sufficient to fund future capital expenditures and working capital requirements through 1998. Additionally, the Company believes that it will be able to obtain additional funding through bank or other borrowings to finance the purchase of DHHS. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity. See "Pending Litigation" for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity in general, including the necessary funding for DHHS.

OPERATING PERFORMANCE OF SALT LAKE CITY, UTAH HOSPITALS

     With respect to the Utah hospitals, the Company recorded earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $7.6 million and $24.0 million, or 36.7% and 35.7% of the Company's consolidated hospitals'

EBITDA, for the three months and nine months ended September 30, 1997, respectively, after excluding operating losses of $.4 million and $8.5 million associated with the loss contract at PHC Regional Hospital during each respective period and closure costs of $3.5 million in connection with the closing of that hospital in May 1997. Operating losses relating to the loss contract, in addition to interest expense of $2.7 million for the nine months ended September 30, 1997, attributable to borrowings to finance the acquisition of PHC Regional Hospital, were charged to the loss contract accrual previously established in 1996. Excluding the impact of the loss contract at PHC Regional Hospital and associated closure costs, the performance of the Company's Utah facilities for the three months and nine months ended September 30, 1997 was as expected.

     In August 1997, the Company executed an Amended and Restated Provider Agreement with Pacificare of Utah (formerly FHP International Corp.) retroactive to July 1, 1997 (the "Agreement") to (i) receive payment for services provided to FHP enrollees on a per diem basis instead of a capitation basis, (ii) revise the contract term from 15 years to 5 years ending in June 2002, (iii) no longer provide exclusive service to FHP enrollees and (iv) agree on a mechanism to resolve disagreements regarding the administration of the capitation agreement prior to July 1, 1997. Management believes the revised agreement will eliminate further losses under the Agreement while maintaining an ongoing relationship with PacifiCare at the Company's Utah facilities.

     The Company is presently considering possible uses
for PHC Regional Hospital and is working with local physicians in evaluating the transfer of medical/surgical services from Salt Lake Regional Medical Center to PHC Regional Hospital.

OPERATING PERFORMANCE OF LA METRO HOSPITALS

     As a result of actions taken by management subsequent to the merger with Champion to stabilize the operating conditions and curtail losses at the LA metro hospitals, including closing underperforming operating units and eliminating or reducing unprofitable services, the Company recorded EBITDA of $.6 million and $4.5 million on the LA metro acute care hospitals for the three months and nine months ended September 30, 1997, as compared to a loss of $2.5 million and $5.2 million for the comparable 1996 periods. Management expects the LA metro hospitals to generate positive cash flows through their disposition date.

PENDING LITIGATION

STOCKHOLDERS' LITIGATION

     Since the Company filed its 1996 Form 10-K on April 15, 1997, there have been two amended complaints filed in the stockholder class and derivative litigation described in that filing. A Consolidated Class Action Complaint was filed in the U.S. District Court for the Southern District of Texas, captioned IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, which consolidates and amends several stockholder class action complaints described in the 1996 Form 10-K. The state court actions described in the Form 10-K have since been suspended in deference to the Federal class action. A First Amended Derivative Complaint was filed in the same Federal court, which amends the previously filed class and derivative action captioned CAVEN
V. MILLER No. H-96-4291. In addition, another derivative action was filed in the Southern District of Texas, captioned OROVITZ V. MILLER, No. H-97-2752, making substantially similar claims to those asserted in CAVEN V. MILLER. Each of the pending complaints now reflects certain facts disclosed in the 1996 Form 10-K that were not alleged in the original complaints. The stockholder class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The Company has entered into an agreement with representatives of certain stockholder claimants tolling the statute of limitations as to certain other unasserted claims. The derivative action, which purports to be filed on behalf of Champion Healthcare Corporation, asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates and the lead underwriter for various securities offerings.

     There are now pending before the court motions to dismiss some of the claims asserted in the stockholder class action and all claims asserted in the derivative actions. As discussed in the Company's 1996 Form 10-K, in light of the Company's restatement of financial information contained in the various registration statements and prospectuses, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a significant adverse effect on the Company.

OTHER LITIGATION

     In October 1995, two former hospital employees of the Company (the "relators") filed a civil complaint under seal on behalf of the United States and the State of California against Paracelsus, certain of its subsidiaries, and others in the United States District Court for the Central District of California. The relators asserted violations of the U.S. and California False Claims Acts, alleging that the defendants, among other things, submitted false claims to obtain payments from Medicare and MediCal, paid for patient referrals, improperly admitted Medicare and MediCal patients, improperly waived co-payments and deductibles, and billed for treatments not rendered. Without identifying any specific amounts, the complaint demanded three times the damages the United States sustained from the violations, a civil penalty for each violation, attorneys' fees, and costs and expenses

     Although the relators filed the complaint in October 1995, the Company did not learn of the case until late July 1997 after the Court permitted the United States to provide a copy of the complaint to the defendants solely for purposes of settlement negotiations. Shortly after the Company learned of the complaint, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services seeking documents relating to certain of the same matters. In early November 1997, the Court authorized the Company to disclose certain information about the complaint and the case, but not the relators or other defendants, in its public reports and filings required by the federal securities laws. Otherwise, a Court order continues to maintain the case under seal and to prohibit the Company from making any disclosure of the complaint or the case without a further order. The Company has not been formally served with the complaint, and the United States has not intervened in the case.

     Without relinquishing its rights to assert a vigorous defense, the Company is engaged in discussions with counsel for the United States to determine whether the parties can reach a mutually acceptable settlement. Those discussions have been devoted to a substantially narrower set of issues than those alleged in the complaint and have related exclusively to certain alleged practices at three Los Angeles area hospitals that are currently closed and/or held for sale. The relators have various rights in this type of case, including a right to object to a settlement and continue litigating any issues not resolved by it. The Court must determine the fairness and adequacy of any settlement.

     The Company is not currently able to predict whether the litigation will settle or whether the outcome, by settlement or litigation, will have a material adverse effect on the Company.

REGULATORY MATTERS

     Healthcare reform legislation has been proposed at
both Federal and state levels. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "1997 Act"), which projects to produce a net savings of $115 billion for Medicare and $13 billion for Medicaid over five years. The changes in Medicare reimbursement mandated by the 1997 Act include, among others, (i) no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998, (ii) a reduction in capital reimbursement rate, (iii) a conversion of payments for certain Medicare outpatient services from a cost-based approach, subject to certain limits, to a prospective payment system and (iv) phase-in reduction in reimbursement for disproportionate share and bad debt. While such changes in the Medicare program will generally result in lower payments to the Company, management expects to negate any material adverse financial impact of such changes through further cost reduction efforts and other means. As a result, management does not believe the reduced payments mandated by the 1997 Act will likely have a material adverse effect on the Company's results of operations, financial position or liquidity. However, management cannot predict the effect that future reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company.


PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     See Part I - Item 2 "Pending Litigation" for an update of developments on the pending stockholders' litigation previously disclosed in the Company's 1996 Form 10-K and other litigation matters in 1997.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.10   Second Amendment to Credit Agreement, dated as of
        August 14, 1997, among Paracelsus, Bank
        America National Trust and Savings Association, as agent, and other lenders named therein.

10.11   Third Amendment to Credit Agreement, dated as of
        August 14, 1997, among Paracelsus, Bank
        America National Trust and Savings Association, as agent, and other lenders named therein.

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


                               Paracelsus Healthcare Corporation
                                         (Registrant)


Dated: November 12, 1997        By:   /S/ JAMES G VANDEVENDER
                                       ----------------------
                                         James G. VanDevender
                                    Senior Executive Vice President,
                                   Chief Financial Officer & Director