Form 10-K405
period 1997-12-31
PARACELSUS HEALTHCARE CORP
filed 1998-03-31
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on March 23, 1998 was 55,093,417. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 23, 1998 was $118,478,589*.

Part III of this Report is incorporated by reference from the Company's Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on May 14, 1998, which will be filed with the Commission no later than April 30, 1998.

* Excludes 30,477,047 shares deemed to be held by directors and officers, and stockholders whose ownership exceeds ten percent of the shares of Common Stock outstanding at March 23, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                       PARACELSUS HEALTHCARE CORPORATION
                            FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1997




                               TABLE OF CONTENTS

                                                                                                    PAGE REFERENCE
                                                                                                      FORM 10-K
                                                                                                    --------------

PRELIMINARY STATEMENT                                                                                       3
---------------------
PART I
------



      Item 1.                  Business                                                                     4
      Item 2.                  Properties                                                                  18
      Item 3.                  Legal Proceedings                                                           19
      Item 4.                  Submission of Matters to a Vote of Security Holders                         21
Part II
-------
      Item 5.                  Market for the Registrant's Common Equity and Related
                                  Stockholder Matters                                                      22
      Item 6.                  Selected Financial Data                                                     22
      Item 7.                  Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                                      24
      Item 8.                  Financial Statements and Supplementary Data                                 37
      Item 9.                  Changes In and Disagreements with Accountants on
                                  Accounting and Financial Disclosure                                      80
Part III
--------
      Item 10.                 Directors and Executive Officers of the Registrant                          80
      Item 11.                 Executive Compensation                                                      80
      Item 12.                 Security Ownership of Certain Beneficial Owners
                                  and Management                                                           80
      Item 13.                 Certain Relationships and Related Transactions                              80
Part IV
-------
      Item 14.                 Exhibits, Financial Statement Schedule and Reports
                                  on Form 8-K                                                              80



                                               2

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; continued satisfactory relations with the Company's senior lenders; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture and development plans; the ability to attract and retain qualified personnel, including physicians; fluctuations in interest rates on the Company's variable rate indebtedness; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of our partner's interest in DHHS and additional facilities.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Paracelsus Healthcare Corporation, a California corporation ("PHC"), was incorporated in November 1980. PHC, either directly or through its subsidiaries (collectively, the "Company" or the "Registrant"), owns and operates acute care and related healthcare businesses in selected markets. In August 1996, the Company acquired Champion Healthcare Corporation ("Champion") by exchanging one share of the Company's Common Stock for each share of Champion's Common Stock and two shares of the Company's Common Stock for each share of Champion's Preferred Stock (the "Merger"). The Company's hospitals offer a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis. In addition, certain hospitals and their related facilities offer rehabilitative medicine, psychiatric, home health and skilled nursing care. As of December 31, 1997, the Company owned or operated 26 hospitals in nine states, including 23 acute care hospitals with 2,492 licensed beds, two psychiatric hospitals with 114 licensed beds and a rehabilitation hospital with 60 licensed beds. Of the 26 hospitals, 20 are owned, including one acute care hospital operated through a 50% owned partnership interest known as Dakota Heartland Health Systems ("DHHS"), and six are leased. The Company also operates four skilled nursing facilities with a total of 232 licensed beds in California, of which one is leased.

         On August 20, 1997, Dakota Medical Foundation (the "Foundation"), the Company's partner in DHHS, exercised its right to require the Company to purchase the Foundation's 50% partnership interest in DHHS. DHHS owns and operates a 215-bed general acute care hospital in Fargo, North Dakota. Under the agreement, the Company has until August 20, 1998 to complete its purchase.

DEBT REDUCTION AND DIVESTITURE OF NON-CORE ASSETS

         The Company is proceeding with its plan to exit the psychiatric hospital business through the disposition of all of the remaining four psychiatric hospitals, including two that were previously closed. It is also proceeding with its plan to exit the Los Angeles metropolitan ("LA metro") market through the disposition of the hospitals in that area. Management anticipates that the sale of all such operations will be completed by the end of 1998. There can be no assurance that the Company will be able to sell any or all of such hospitals.

         In addition to the Company's initiative to dispose of its remaining LA metro and psychiatric hospitals, the Company intends to further deleverage the Company through the disposition of certain non-core assets with the net proceeds of such dispositions used to reduce the Company's indebtedness. Realization of this objective will allow the Company to further concentrate its efforts on core markets, as well as create additional debt capacity to expand and further integrate its presence in existing markets and to pursue acquisitions in markets compatible with the Company's overall acquisition strategy. The Company is currently evaluating a number of inquiries on many of its hospitals from qualified buyers. As part of its divestiture strategy, the Company expects to reduce its senior indebtedness by a minimum of $85.0 million from the net proceeds of divestitures in 1998. However, there can be no assurance that the Company will consummate any or all of these transactions, or that the net proceeds of any transactions consummated will result in a significant reduction of the Company's indebtedness.

         On December 15, 1997, the Company signed a definitive agreement to sell the 123-bed Chico Community Hospital and the 60-bed Chico Rehabilitation Hospital in Chico, California. This transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals. There can be no assurance that the Company will be able to consummate this transaction.

RECENT DIVESTITURES / CLOSURES

         On April 29, 1997, in conjunction with its plan to exit the psychiatric hospital business, the Company sold the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana.

         On May 15, 1997, the Company closed the inpatient services at the 125-bed PHC Regional Hospital and Medical Center ("PHC Regional Hospital") in Salt Lake City, Utah and substantially all remaining services in June 1997. The Company plans to begin construction in the second quarter of 1998 to expand PHC Regional Hospital to accommodate the transfer of certain acute care services presently performed at Salt Lake Regional Medical Center.

         While proceeding with its plan to dispose of the LA metro hospitals and the remaining psychiatric hospitals, the Company closed the 104-bed Orange Community Hospital on January 31, 1997 and consolidated services into the 55-bed Orange County Hospital of Buena Park ("Buena Park"). On May 15, 1997, a wholly owned subsidiary of the Company entered into a joint venture with a group of physicians, in which the subsidiary leased Buena Park and the 85-bed Bellwood General Hospital in Bellflower, California to a limited liability company formed by the joint venture. The subsidiary owns a 51% interest in the joint venture.

BUSINESS STRATEGY

         The Company generally seeks to operate hospitals in small to mid-sized markets with more favorable demographics and lower levels of penetration by managed care plans and alternative niche competitors than larger metropolitan areas. It focuses on increasing its market share by implementing operating strategies at each of its hospitals or hospital networks to be the provider of higher quality and lower cost healthcare services than its competitors. When appropriate, the Company pursues its growth through selective acquisition of additional hospitals in markets where the Company can develop a preeminent market position. The Company may from time to time elect to divest certain sectors of its business that no longer fit its long term business strategy.

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

         The Company's efforts in 1998 will be directed primarily toward reducing the Company's indebtedness and divesting certain non-core assets. Other than the acquisition of its partner's interest in DHHS, the Company does not anticipate significant acquisitions in 1998.



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

         The significant components of the Company's hospital operating strategy are as follows:

         MARKET PENETRATION - The Company seeks to increase its market share
(i) by offering a full range of hospital and related healthcare services, (ii) by providing high quality and low cost services and (iii) through physician development efforts.

         The Company selectively adds new services such as obstetrics, rehabilitation, open-heart surgery and skilled nursing beds at its hospitals and, where appropriate, invests in new technologies. The Company also develops complementary healthcare businesses such as primary care clinics, home health agencies and rehabilitative clinics to augment the service capabilities and create a larger service network for its existing hospitals and enable the delivery of care in the most cost effective and medically appropriate setting. In some cases, the Company may also acquire or merge with other providers or establish alliances with such providers through affiliation agreements, joint venture arrangements or partnerships.

         The Company has implemented a licensed event reduction program (the "PRIDE program") in six of its hospitals to measurably improve quality care and lower costs by eliminating or significantly reducing the number of errors in the patient care process. The PRIDE program was originally developed by Champion Healthcare Corporation ("Champion") in conjunction with an outside firm to identify and measure the incidence of patient treatment errors in 225 separate clinical categories. By focusing on improving patient care processes through staff involvement and education, the Company experienced a significant reduction in patient care process errors during 1997 in those hospitals in which the program was implemented. Additionally, the Company believes the capability to quantify data regarding the quality of care in its hospitals may enhance its ability to obtain managed care contracts, improve its customer satisfaction rate and reduce its liability risk. The Company plans to implement the PRIDE program in each of the Company's hospitals.

         A proprietary customer service program, ServiceAdvantage, developed to ensure that hospital employees are responding to patient needs, has been implemented in 17 of the Company's hospitals. Such objective is achieved through employee training programs and through the program's questionnaire process.

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

         COST CONTROLS - The Company seeks to position each of its hospitals as a low cost provider in its market by controlling costs. One of the key aspects of the Company's disciplined cost control system is to (i) implement staffing standards and manage resources to optimize staffing efficiency, (ii) utilize national purchasing contracts and monitor supply usage, (iii) renegotiate or eliminate purchased service contracts, where appropriate, (iv) evaluate and eliminate on an ongoing basis underutilized or unprofitable services and (v) implement a proprietary utilization management program to help monitor and manage clinical resources to render medically appropriate and cost effective care. Corporate staff support is available for key operating and cost decisions, as well as for reimbursement, insurance/risk management, purchasing, and other significant accounting and support functions.

         NETWORKS - In each of its markets, the Company seeks to develop an integrated healthcare delivery network which includes local physicians and has its hospital as the nucleus of healthcare services offered. In selected markets, such as Salt Lake City, Utah, which has a population base of approximately 800,000, or 43% of the state's population, and a high level of managed care penetration, the Company has created an integrated provider system to provide both extensive geographic coverage and a full range of healthcare services, including the formation of MountainNet HealthCare, L.L.C., a network consisting of Paracelsus hospitals and approximately 350 physicians. In order to increase its profitability under its managed care contracts, the Company is implementing several cost saving strategies, including sharing and combining services among hospitals and renegotiating existing contractual arrangements with a variety of service providers. The Company has modified its Provider Service Agreement with PacifiCare (formerly FHP) to provide healthcare services to enrollees on a discounted fee for service basis rather than a fixed premium per member per month ("capitated contract"). It also has contracts with CIGNA, United Health and Blue Cross of Utah which cover approximately 265,000 non-capitated enrollees. See "Item 7 - Operations - Salt Lake City, Utah" for management's outlook of the Company's operations in this market.

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

         ACUTE CARE HOSPITALS - The Company owns and operates 23 acute care hospitals (including one acute care hospital owned by DHHS) with a total of 2,492 licensed beds in nine states. Each of the Company's acute care hospitals provides a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis, including some or all of the following: intensive and cardiac care, diagnostic services, radiological services and obstetrics on an inpatient basis and ambulatory surgery, laboratory and radiology services on an outpatient basis. The Company owns a 50% interest in and is responsible for the operations of DHHS, which owns an acute care hospital in Fargo, North Dakota. On August 20, 1997, Dakota Medical Foundation (the "Foundation"), the Company's partner in DHHS, exercised its right to require the Company to purchase the Foundation's 50% partnership interest in DHHS. Under the agreement, the Company has until August 20, 1998 to complete its purchase. The Company is proceeding with its plan to exit the LA metro market principally through the disposition of the hospitals located in that area, including a hospital that was previously closed in March 1996.

         SPECIALTY HOSPITALS - The Company owns and operates two psychiatric hospitals with 114 licensed beds and one rehabilitation hospital with 60 licensed beds, all located in California. On May 15, 1997, one of the psychiatric hospitals, along with an acute care hospital, were leased to a joint venture formed between a subsidiary of the Company and a group of physicians. The Company has entered into a definitive agreement to sell the rehabilitation hospital along with a related acute care hospital, subject to completion of customary closing conditions and the obtainment of certain regulatory approvals. The Company is proceeding with its plan to dispose of the remaining psychiatric hospitals and exit the psychiatric care hospital business.

         SKILLED NURSING FACILITIES - The Company owns and operates four skilled nursing facilities with a total of 232 licensed beds in California that provide 24-hour nursing care, principally for the elderly, by registered or licensed nurses and related medical services prescribed by the patient's physician.

         HOME HEALTH AGENCIES - The Company provides home health services through twelve of its hospitals (including DHHS) in seven states. These services include home nursing, infusion therapy, physical therapy, respiratory services and other rehabilitative services.

         PHYSICIAN PRACTICES - The Company owns and operates the assets of a number of physician practices in rural and urban settings. Most of these practices are primary care physician offices where the physicians are employed by or are under contract with one of the Company's hospitals or a related entity. The physician practices serve to complement the Company's acute care hospitals in their respective markets by allowing the Company to provide a wider range of services in optimal settings and provide the opportunity to attract patients to the Company's hospitals.

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

         MEDICAL OFFICE BUILDINGS - The Company owns, leases or manages 33 medical office buildings located adjacent to certain of its hospitals.

COMPETITION

         Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates have declined as a result of cost containment pressures, changes in technology, changes in government regulations and reimbursement and utilization management. Such factors have prompted new competitive strategies by hospitals and other healthcare providers as well as an increase in the consolidation of such providers. In certain areas in which the Company operates, there are other hospitals or facilities that provide services comparable to those offered by the Company's hospitals. Many of these hospitals may have greater financial resources and may offer a wider range of services than the Company's hospitals. In addition, hospitals owned by government agencies or other tax-exempt entities benefit from endowments, charitable contributions and tax-exempt financing, none of which is available to the Company.

         The competitive position of the Company's hospitals also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by Federal and state governments and other major purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in an effort to contain healthcare costs. In certain markets, the competitive position of a hospital is affected by its ability to negotiate provider contracts with purchasers of group healthcare services, including employers, Preferred Provider Organizations ("PPOs"), Health Maintenance Organizations (" HMOs") and managed care plans. These organizations attempt to direct and control the use of hospital services through "managed care" programs and to obtain discounts from hospitals' established charges. In return, hospitals acquire access to a large number of potential patients.

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


LINES OF BUSINESS

         The Company's operations are classified into two lines of business: acute care and psychiatric care. In September 1996, the Company adopted a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals. Accordingly, operating results of the psychiatric hospitals for all periods presented have been reported separately as "Discontinued operations-Loss from operations of discontinued psychiatric hospitals" in the Consolidated Statements of Operations and net assets of the discontinued operations have been segregated in the Consolidated Balance Sheet under the caption "Long-term assets of discontinued operations, net," (See Item 8 - Financial Statements). Information regarding net revenue, operating income
(loss) and identifiable assets of the psychiatric care line of business for each of the three years ended December 31, 1997, 1996 and 1995, and as of the end of each such calendar year is disclosed under Item 8 - Note 6.

SOURCES OF REVENUE

         The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare program and state governments under their respective Medicaid programs. See "Hospital Accreditation and Government Regulation - Medicare, Medicaid." During 1996, the Company entered into a capitated contract arrangement at PHC Regional Hospital in Salt Lake City, Utah to provide healthcare services for approximately 94,000 capitated enrollees. Under the capitated contract, the Company was financially committed to provide healthcare services to members under the contract in return for a fixed premium per member per month. During 1997, the Company modified such contract to provide services to a lesser number of enrollees on a discounted fee for service basis.

         The table below sets forth by each line of business the percentages of gross patient revenue received by the Company's hospitals from each category of payor during each of the periods indicated.



                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1997               1996                1995
                                                               ---------------    ---------------     ---------------
ACUTE CARE -
   Medicare...............................................             43.1%              45.0%               48.4%
   Medicaid...............................................             13.8%              13.4%               12.9%
   Private insurance, capitation and other payors.........             43.1%              41.6%               38.7%
                                                                   --------          ---------           ---------
                                                                      100.0%             100.0%              100.0%
                                                                   ========          =========           =========
PSYCHIATRIC CARE -
   Medicare...............................................             56.0%              29.2%               22.3%
   Medicaid...............................................             26.5%               7.5%                  -
   Private insurance and other payors.....................             17.5%              63.3%               77.7%
                                                                   --------          ---------           ---------
                                                                      100.0%             100.0%              100.0%
                                                                   ========          =========           =========


         The Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. Consistent with the trend in the hospital industry, the Company experienced an increase in the percentage of patient revenues attributable to outpatient services. Such increase was attributable to advances in technologies as well as increased pressures from third party payors for hospitals to provide more care on an outpatient basis as a more cost-effective alternative for inpatient care. The increase in gross revenue attributable to Medicare/Medicaid at the psychiatric facilities in 1997 was due primarily to the closure of one facility in January 1997, the disposition of two facilities in April 1997, and the consolidation of one facility into the operations of an acute care hospital in May 1997, all of which derived a significantly larger percentage of gross revenue from private insurance and other payors than the Company's remaining psychiatric hospital. See "Outpatient Utilization" under the "Selected Operating Statistics" table below.

SELECTED OPERATING STATISTICS

         The following table sets forth selected operating statistics for the Company's consolidated hospitals for the periods and dates indicated.


                                                    YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                             1997           1996           1995
                                           ---------      ---------      ---------
ACUTE CARE HOSPITALS(1):
     Total number of hospitals ........           23             24             19
     Licensed beds at end of period ...        2,337          2,461          1,768
     Patient days .....................      328,331        277,553        246,107
     Inpatient admissions .............       69,997         58,693         45,574
     Average length of stay (days).....          4.7            4.7            5.4
     Outpatient visits (2) ............    1,529,736      1,256,124        998,551
     Deliveries .......................        9,728          6,694          2,476
     Surgery cases ....................       48,488         37,136         27,699
     Occupancy rate ...................         36.9%          38.5%          38.8%
     Outpatient utilization (3) .......         39.3%          36.0%          32.6%


PSYCHIATRIC HOSPITALS(4):
     Total number of hospitals ........            2              5              3
     Licensed beds at end of period....          114            437            218
     Patient days .....................       19,554         42,949         46,493
     Inpatient admissions .............        1,462          4,432          4,749
     Average length of stay (days).....         13.4            9.7            9.8
     Outpatient visits ................       16,998         31,840         24,916
     Occupancy rate ...................         35.9%          40.4%          53.4%
     Outpatient utilization (3) .......         15.8%          11.9%           7.8%



--------------------
(1)   Includes a rehabilitation hospital and excludes DHHS.
(2)   Includes home health visits.
(3)   Gross Outpatient Revenue as a percent of Total Gross Patient Revenue.
(4) Commencing on May 15, 1997, Orange County Hospital of Buena Park, a psychiatric hospital, was leased, along with Bellwood General Hospital, an acute care hospital, to a joint venture entered into between a subsidiary of the Company and a group of physicians. All statistical data for Buena Park has been included under the acute care statistical information since such date as part of the joint venture operations.

HOSPITAL ACCREDITATION AND GOVERNMENT REGULATION

         All hospitals, and the healthcare industry generally, are subject to compliance with various Federal, state and local regulations relating to licensure, operations, billing, reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and offering of new services. All facilities receive periodic inspection by state and local licensing agencies, as well as by non-governmental organizations acting under contract or pursuant to Federal law, to review compliance with standards of medical care and requirements concerning facilities, equipment, staffing, cleanliness and related matters. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. While all of the Company's hospitals have obtained the licenses that the Company believes are necessary under applicable law for the operation of the hospitals, there can be no assurance that its hospitals will be able to comply in the future or that future regulatory changes will not have an adverse impact on the Company. At December 31, 1997, all of the Company's hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") except for one rural hospital in Georgia, which is surveyed annually by state regulatory authorities. Hospitals accredited by JCAHO or state regulatory authorities are allowed to participate in the Medicare/Medicaid programs.

         CERTIFICATE OF NEED - In many of the states in which the Company's owned or leased hospitals operate, certificate of need ("CON") regulations control the development and expansion of healthcare services and facilities. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of certain new services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or the revocation of a facility's license. Of the nine states in which the Company operates, a CON is required in Florida, Georgia, Mississippi, Tennessee and Virginia.

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

         Pursuant to the Social Security Act Amendments of 1983 and subsequent budget reconciliation and modifications, Congress adopted a prospective payment system ("PPS"). PPS is a fixed payment system in which illnesses are classified into Diagnostic Related Groups ("DRGs") which do not consider a specific hospital's costs, but are adjusted for an area wage differential. Each DRG is assigned a fixed payment amount that forms the basis for calculating the amount that the hospital is reimbursed for each Medicare patient. Generally, under PPS, if the costs of meeting the health care needs of the patient are greater than the predetermined payment rate, the hospital must absorb the loss. Conversely, if the cost of the services provided is less than the predetermined payment, the hospital retains the difference. DRG payments include reimbursement for capital costs. Since DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution may afford additional payments which are defined as "outliers."

         Prior to 1988, Medicare reimbursed hospitals for 100% of their share of capital related costs, which included depreciation, interest, taxes and insurance related to plant and equipment for inpatient hospital services. The reimbursed rate was reduced thereafter to 90% of costs. Federal regulations, effective October 1, 1991, created a PPS for inpatient capital costs to be phased in over a ten-year transition period from a hospital-based rate to a fully Federal payment rate or a per-case rate, which is likely to result in further reductions in the rate of growth in reimbursement payments. Beginning with cost reporting periods on or after October 1, 2001, all hospitals are to be paid at the standard Federal rate. Additionally, pursuant to the Balanced Budget Act of 1997 ("1997 Budget Act"), capital rates are reduced by an additional 2.1%. Such change in capital cost payment could have a material adverse effect on the operating revenues of the Company.

         Psychiatric and rehabilitation hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are exempt from PPS and continue to be reimbursed on a reasonable cost basis, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the 1997 Budget Act, the annual updates for fiscal year 1998 is set at 0%. For fiscal year 1999 through fiscal year 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits.

         Many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a modified cost-reimbursement basis, at the lower of customary charges or a percentage of actual costs. Congress has established additional limits on reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based upon a fee schedule and (ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based upon the lower of the hospital's specific costs or a blend of the hospital's specific costs and the rate paid by Medicare to non-hospital providers for such services. The 1997 Budget Act requires the development of a prospective payment system for outpatient services beginning on January 1, 1999. The financial effect of such change in payment methodology may have a negative impact on the Company.

         The 1997 Budget Act mandates that home health care reimbursement must transition to a prospective payment system on October 1, 1999, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 1999. During a transition period of not longer than 4 years, home health care reimbursement rates will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. The Company currently has twelve hospitals that provide home health care services. The financial effect of such change in payment methodology may have a negative impact on the Company.

         The 1997 Budget Act mandated numerous other adjustments and reductions to the Medicare system that may adversely impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the 1997 Budget Act eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain or recapture of depreciation. In addition, the 1997 Budget Act mandated the following changes: (i) a reduction in reimbursement for Medicare enrollee deductible and coinsurance bad debts of 25% for fiscal year 1998, 40% for fiscal year 1999 and 45% for fiscal year 2000 and periods thereafter, (ii) a reduction in the bonus payments made to hospitals whose costs are below the target amounts from 5% of the target amount to 2% and (iii) the transitioning of skilled nursing home reimbursement to PPS, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

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

         The 1997 Budget Act repealed the Boren Amendment to the Medicaid Act to give states greater flexibility in establishing Medicaid payment methods and rates. The Boren Amendment previously required states to undertake a financial analysis and provide assurance to the Federal government that the Medicaid rates were reasonable in meeting the costs incurred by healthcare providers in providing care to Medicaid patients. In lieu thereof, Congress has mandated that states employ a rate setting process that requires prior publication and an opportunity for provider comment on the rates, effective for rates of payment on and after January 1, 1998.

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

         ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS Federal law prohibits the knowing and willful payment, receipt or offer of remuneration by healthcare providers to any person, including physicians, to induce referrals of Medicare and Medicaid patients or in exchange for such referrals (the "Anti-Kickback Law"). Federal law also prohibits a physician from referring Medicare and Medicaid patients to certain designated health services in which the physicians have ownership or certain other financial arrangements, unless an exception is available (the "Stark II Law"). Many states have adopted or are considering similar legislative proposals to extend beyond the Medicaid program to include all payors. Violations of the Anti-Kickback Law and Stark II Law may result in certain civil sanctions, such as civil monetary penalties, and exclusion from participating in the Medicare and Medicaid programs. Violations of the Anti-Kickback Law can also result in the imposition of criminal sanctions.

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

         Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. The Company cannot predict the effect on the Company's financial position, revenues, earnings and liquidity of possible judgments, if any, that may result from any inquisitions, nor the impact of new Federal or state laws and regulations that could require the Company to restructure certain of its arrangements. (See Item 3 - "Legal Proceedings")

         STATE HOSPITAL RATE-SETTING ACTIVITY - Certain states in which the Company operates hospitals mandate rates for hospitals or levy taxes on hospital revenues, assessments or licensure fees to fund indigent healthcare within the state.

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

MEDICAL STAFF AND EMPLOYEES

         At December 31, 1997, the Company had approximately 7,600 full-time and part-time employees. The Company also had 1,500 licensed physicians who were members of the medical staffs of the Company's hospitals. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with the Company's hospital at any time.

         At December 31, 1997, DHHS had approximately 1,300 employees. It also had 175 physicians who were active members of the medical staff.

LIABILITY INSURANCE

         The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from

October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through its wholly owned subsidiary, Hospital Assurance Company Ltd. ("HAC"). The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100.0 million. Commencing January 1, 1997, in conjunction with the Company's plan to cease all underwriting activity of HAC, the Company became self-insured for the first $1.0 million per occurrence of general and professional liability claims, with excess insurance amounts up to $100.0 million covered by a third party insurance carrier, including all claims incurred but not reported ("IBNR") as of December 31, 1996 for all subsidiaries, including Champion. The Company is self-insured for reported claims related to former Champion facilities for periods prior to 1997 up to $1.0 million per occurrence and $4.0 million in the aggregate, with amounts in excess of $1.0 million but less than $10 million covered by a third party insurance carrier. Effective October 1, 1997, the Company changed its general and professional liability insurance carrier. The Company continues to self-insure the first $1.0 million per occurrence of general and professional liability claims and $4.0 million in the aggregate; however, excess insurance amounts up to $50.0 million are now covered by third party insurance carriers. The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted.

ITEM 1A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following is certain information regarding the executive officers of the Company.

         CHARLES R. MILLER, age 59, has served as President, Chief Operating Officer and a director of the Company since August 1996. From 1990 to 1996, he was Chairman, President and Chief Executive Officer of Champion, which he co-founded. From 1987 to 1989, he co-owned and operated an acute care hospital in El Paso, Texas, which he sold in 1988. From 1981 to 1986, he co-founded Republic Health Corporation ("Republic") and served as President and director until his resignation as a result of his election not to participate in a leveraged buy-out of Republic, which was then the fifth largest publicly-held hospital management company. Prior thereto, he was employed in various management positions for seven years by Hospital Affiliates International ("HAI").

         JAMES G. VANDEVENDER, age 50, a Senior Executive Vice President since June 1997, has served as Executive Vice President, Chief Financial Officer and a director of the Company since August 1996. From 1990 to 1996, he was Executive Vice President, Chief Financial Officer, Secretary and a director of Champion, which he co-founded. From 1987 to 1989, Mr. VanDevender pursued private investments. From 1981 to 1987, he was Senior Vice President of Republic, primarily responsible for acquisitions and development, and held other senior management positions in the areas of accounting and finance. Prior thereto, he was employed in various management positions for four years by HAI.

         RONALD R. PATTERSON, age 56, has served as Executive Vice President and President, Healthcare Operations of the Company since August 1996. He was Executive Vice President and Chief Operating Officer of Champion from 1994 to 1996 and Senior Vice President-Operations from 1992 to 1994. From 1990 to 1991, he was Senior Vice President of Harris Methodist Health System, a not-for-profit healthcare system. From 1988 to 1990, he was a healthcare consultant, specializing in private turnaround management. From 1982 to 1988, he was with Republic, initially as Operations Vice President and subsequently as Senior Vice President of one of its major operating divisions. Prior thereto, he was employed in various management positions for six years by HAI.

         LAWRENCE A. HUMPHREY, age 42, an Executive Vice President - Finance since June 1997, has served as Senior Vice President, Corporate Finance since August 1996. From 1993 to 1994, he was Operations Controller, and from September 1994 to 1996, he was Vice President Operations Finance of Champion. Effective February 1996, Mr. Humphrey was promoted to Senior Vice President - Corporate Finance. Prior thereto, he was employed in various management positions for 12 years by NME. Mr. Humphrey is a Certified Public Accountant.

         MICHAEL M. BROOKS, age 49, has served as Senior Vice President, Acquisitions since August 1996. From 1992 to 1994, he was Operations Controller and from September 1994 to 1996 he was Vice President - Administration and Development of Champion. Effective February 1996, Mr. Brooks became Senior Vice President - Development. From 1989 to 1992, he was a healthcare consultant and was associated with Champion in that capacity during 1991. From 1987 to 1988, he co-owned and operated an acute care hospital in El Paso, Texas. From 1983 to 1986, he was employed in various senior management positions by Republic.

         GARY L. CHANDLER, age 52, a Senior Vice President, Managed Care and Strategic Development since June 1997, has served as Vice President, Managed Care and Strategic Development since August 1996. From 1995 to 1996, he was Vice President, Managed Care and Strategic Development of Champion. Prior thereto, he was Vice President of the Austin operations for New York Life/Sanus from 1994 to 1995 and a development officer for the Austin Diagnostic Clinic and Chief Operating Officer of an affiliated individual practice association/management services organization from 1987 to 1994. Mr. Chandler held various positions in large hospitals, Healthcare Maintenance Organization and healthcare consulting practice.

         DEBORAH H. FRANKOVICH, age 50, a Senior Vice President and Treasurer since June 1997, has served as Vice President and Treasurer since August 1996. From 1994 to 1996, she was Vice President and Treasurer of Champion. From 1990 to 1994, she was a healthcare financing consultant. Prior thereto, she was Vice President and Treasurer of Healthcare International, Inc. from 1985 to 1989, and Vice President and Treasurer of HealthVest, which she co-founded, from 1986 to 1990. Prior to joining Healthcare International, she worked in the New York healthcare lending group of Citibank for seven years.

         ROBERT M. STARLING, age 38, a Senior Vice President and Controller since June 1997, has served as Vice President and Controller since August 1996. From 1995 to 1996, he was Vice President and Controller of Champion. Prior thereto, he was Director of Finance for Columbia/HCA Healthcare Corporation from July 1994 to December 1994 and an Audit Manager with Coopers and Lybrand L.L.P from 1986 to 1994. Mr. Starling is a Certified Public Accountant.

         RONALD L. WATSON, age 45, a Senior Vice President, Operations Finance and Systems Support since June 1997, has served as Vice President, Operations Finance and Systems Support since August 1996. From 1995 to 1996, he was Regional Controller of Champion, and effective February 1996, was promoted to Vice President of Operations - Finance. Prior thereto, Mr. Watson was Director of Operations - Finance for Health Management Associates, Inc. for five years. From 1985 to 1990, Mr. Watson was a Senior Audit Manager with Arthur Young (now Ernst & Young LLP). Mr. Watson is a Certified Public Accountant.

         W. WARREN WILKEY, age 53, has served as Senior Vice President, Operations since August 1996. He is responsible for hospital operations of the Company in the Western Division. From 1995 to 1996, he was Vice President - Operations of Champion, and effective February 1996, was promoted to Senior Vice President - Market Operations. Prior thereto, Mr. Wilkey was Vice President and Director of Group Operations for EPIC Healthcare Group for six years.

         During 1997, Mr. Robert C. Joyner, Senior Vice President, Secretary and General Counsel, and Mr. George Asbell, Senior Vice President, Operations were both terminated as executive officers of the Company in conjunction with a corporate reorganization.

ITEM 2.     PROPERTIES

         The following table sets forth the name, location, type of facility, date of acquisition and number of licensed beds for each of the hospitals operated by the Company as of December 31, 1997. Unless otherwise indicated, all hospitals are owned by the Company.


                                                                                TYPE OF           DATE OF       LICENSED
                  LICENSED FACILITY                          LOCATION           FACILITY        ACQUISITION       BEDS
                  -----------------                          --------           --------        -----------     --------
CALIFORNIA
----------
Bellwood General Hospital (1)                          Bellflower           Acute Care            02/08/82           85
Chico Community Hospital                               Chico                Acute Care            04/28/85          123
Chico Community Rehabilitation Hospital (2)            Chico                Rehabilitative        06/30/94           60
Hollywood Community Hospital of
   Hollywood (1)                                       Los Angeles          Acute Care            12/22/82          100
Hollywood Community Hospital of
   Van Nuys (1)                                        Van Nuys             Psychiatric           11/01/82           59
Lancaster Community Hospital                           Lancaster            Acute Care            02/01/81          131
Los Angeles Community Hospital (1)                     Los Angeles          Acute Care            08/08/83          130
Monrovia Community Hospital (1) (3)                    Monrovia             Acute Care            02/01/81           49
Norwalk Community Hospital (1) (4)                     Norwalk              Acute Care            02/01/81           50
Orange County Hospital of Buena Park (1)               Buena Park           Psychiatric           02/01/81           55
FLORIDA
-------
Santa Rosa Medical Center (2)                          Milton               Acute Care            05/17/96          129
GEORGIA
-------
Flint River Community Hospital (2)                     Montezuma            Acute Care            01/01/86           49
MISSISSIPPI
-----------
Senatobia Community Hospital (1)                       Senatobia            Acute Care            01/01/86           76
NORTH DAKOTA
------------
Dakota Heartland Health System (5)                     Fargo                Acute Care            08/16/96           215
TENNESSEE
---------
Cumberland River Hospital North                        Celina               Acute Care            10/01/85           36
Cumberland River Hospital South (2)                    Gainesboro           Acute Care            09/05/95           41
Fentress County General Hospital                       Jamestown            Acute Care            10/01/85           84
Bledsoe County Hospital (2)                            Pikeville            Acute Care            10/01/85           32
TEXAS
-----
BayCoast Medical Center                                Baytown              Acute Care            08/16/96          191
The Medical Center of Mesquite                         Mesquite             Acute Care            10/01/90          176
Westwood Medical Center                                Midland              Acute Care            08/16/96          101
UTAH
----
Davis Hospital and Medical Center                      Layton               Acute Care            05/17/96          126
Jordan Valley Hospital                                 West Jordan          Acute Care            08/16/96           50
Pioneer Valley Hospital (2)                            West Valley City     Acute Care            05/17/96          139
Salt Lake Regional Medical Center                      Salt Lake City       Acute Care            08/16/96          200
VIRGINIA
--------
Capitol Medical Center (6)                             Richmond             Acute Care            08/16/96          179
                                                                                                                 ------

     Total Licensed Beds                                                                                          2,666
                                                                                                                 ======


-------------------------
(1) Facilities are being held for sale. Commencing on May 15, 1997, Bellwood General Hospital and Orange County Hospital of Buena Park were leased to a joint venture formed between a subsidiary of the Company and a group of physicians in which the subsidiary has a 51% ownership interest.
(2)  Hospital facility is leased.

(3) Monrovia Community Hospital is operated as a joint venture with a physician investor. Paracelsus owns a 51.0% interest in this joint venture.
(4) The Company closed the emergency room and the intensive care unit of this facility in December 1996. This facility has been operating at a reduced level since such date.
(5) The Company owns a 50.0% interest in and operates DHHS, a partnership that owns the hospital. The other partner has tendered its rights to require the Company to purchase the remaining 50% interest by August 20, 1998 (See
     Item 8 - Note 4). Previously, DHHS was comprised of the 215-bed Dakota Hospital and the 146-bed Heartland Medical Center. Effective January 1, 1998, DHHS did not renew its hospital license for the 146-bed Heartland Medical Center, thereby reducing the licensed beds from 361 to 215. This change is reflected in the above schedule.
(6) The Company owns an 88.7% general partnership interest in a limited partnership that owns the hospital (formerly known as Metropolitan Hospital).

            The Company also owns three facilities in California and one in Utah that have been closed. The Company plans to reopen the Utah hospital (See
Item 7 "Operations - Salt Lake City, Utah"). The three California facilities are part of the assets held for sale.

         The Company owns, leases or manages medical office buildings located adjacent to certain of its hospitals. Most of the space in each medical office building is leased or subleased, primarily to local physicians. The remaining space is used by the Company for hospital administration and clinical purposes or held for future development.

         The Company leases its corporate offices in Houston, Texas. The Company subleases its leased offices in Pasadena, California to a third party.

ITEM 3.     LEGAL PROCEEDINGS

STOCKHOLDERS' LITIGATION - The Company and Champion are defendants in a class action lawsuit filed in April 1996 in the Court of Chancery of the State of Delaware in and for New Castle County by a Champion stockholder. This lawsuit alleges, among other things, that the Merger and the consideration to be paid to Champion's stockholders was unfair and grossly inadequate and that the defendants violated their fiduciary duties to Champion and the stockholders of Champion. In this action, the plaintiff seeks to rescind the Merger transaction or award Champion stockholders rescissory damages, plus costs and attorneys' fees.

         Since October 11, 1996, a number of complaints have been filed against the Company by current or former stockholders of the Company relating to the Merger of the Company and Champion. Seven of these complaints purport to be class actions filed on behalf of persons who, between August 13, 1996 and October 9, 1996, received the Company's common stock through the Merger with Champion, purchased common stock, or purchased the Company's $325.0 million 10% Senior Subordinated Notes (the "Notes"). Two other complaints purport to be derivative actions filed on behalf of Champion. Two of the putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, one in the District Court of Harris County, Texas and four in the United States District Court for the Southern District of Texas, Houston Division. The only currently active class action lawsuit is in the U.S. District Court for the Southern District of Texas, where plaintiffs filed a Consolidated Class Action Compliant captioned In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464, which consolidated and amended the earlier federal class action complaints. The three state court class actions have since been suspended in deference to the Federal class action. The two derivative complaints are also pending in the U.S. District Court for the Southern District of Texas under the captions Caven v. Miller, No. H-96-4291, and Orovitz v. Miller, No. H-97-2752.

         The federal stockholder class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The

Company has terminated an agreement with representatives of certain stockholder claimants tolling the statute of limitations as to certain other unasserted claims. The plaintiffs allege that during the class period the defendants disseminated materially misleading statements and omitted disclosing material facts about the Company and its business, specifically in the reporting and disclosure of reserves, bad debt expenses, collection expenses and facility closure costs, and that the price of the Company's common stock was artificially inflated. The plaintiffs also allege that statements contained in the various registration statements and prospectuses for securities offerings during the class period were materially inaccurate and misleading. The plaintiffs seek damages in an unspecified amount and equitable or injunctive relief, plus costs and attorneys' fees. The derivative actions assert various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, and other persons. Defendants moved to dismiss certain of the class action and derivative claims. In ruling on defendants' motions to dismiss, the federal court granted dismissal of the claims involving the sale of the Notes, but permitted all other claims in the federal actions to proceed to discovery.

         In light of the Company's restatement of financial information contained in the various registration statements and prospectuses, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a material adverse effect on the Company.

         OTHER LITIGATION - In October 1995, two former hospital employees of the Company (the "relators") filed a civil complaint under seal on behalf of the United States and the State of California against Paracelsus, certain of its subsidiaries, and others in the United States District Court for the Central District of California. The relators asserted violations of the U.S. and California False Claims Acts, alleging that the defendants, among other things, submitted false claims to obtain payments from Medicare and MediCal, paid for patient referrals, improperly admitted Medicare and MediCal patients, improperly waived co-payments and deductibles, and billed for treatments not rendered. Without identifying any specific amounts, the complaint demanded three times the damages the United States sustained from the violations, a civil penalty for each violation, attorneys' fees, and costs and expenses.

         Although the relators filed the complaint in October 1995, the Company did not learn of the case until late July 1997 after the Court permitted the United States to provide a copy of the complaint to the defendants solely for purposes of settlement negotiations. Shortly after the Company learned of the complaint, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services seeking documents relating to certain of the same matters. In early November 1997, the Court authorized the Company to disclose certain information about the complaint and the case, but not the names of the relators or other defendants, in its public reports and filings required by the Federal securities laws. Otherwise, a Court order continues to maintain the case under seal and to prohibit the Company from making any disclosure of the complaint or the case without a further order. The Company has not been formally served with the complaint, and the United States has not intervened in the case.

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

         The Company is not currently able to predict whether the above litigation will settle or whether the outcome, by settlement or litigation, will have a material adverse effect on the Company.

         On September 10,1997, twelve health care insurers and/or administrators filed an action encaptioned Blue Cross and Blue Shield United of Wisconsin et al. v. Paracelsus Healthcare Corporation, Case No. 97-6760 SVW
(RCx), in the United States District Court for the Central District of California against the Company and two of its subsidiaries. Plaintiffs allege that over many years Defendants fraudulently induced them to make payments under their members' plans through a variety of allegedly improper practices, principally in connection with certain psychiatric treatment programs previously operated at certain of the Company's psychiatric hospitals in the Los Angeles area. The alleged improper practices include systematic waiver of co-insurance obligations and misrepresentation of patients' symptoms, conditions, diagnosis and/or treatment. Plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"), as well as for fraud, negligent misrepresentation, unjust enrichment, and conversion.

         On February 13, 1998, the court granted, in major part, the Company's motion to dismiss the Complaint. Of Plaintiffs' seven claims for relief, the court dismissed six for inadequate pleading and, in one case, for failure to state a claim. Only Plaintiffs' ERISA claim was allowed to stand. The court also ruled that Plaintiffs had failed adequately to explain their failure to discover the alleged misconduct within the applicable statutes of limitations, thereby limiting their fraud claims to those arising after September 10, 1994, and their RICO claims to those arising after September 10, 1993. The court permitted the Plaintiffs to replead their claims.

         On March 10, 1998, Plaintiffs filed their First Amended Complaint restating each of their causes of action. In their First Amended Complaint, Plaintiffs seek damages exceeding $30.5 million, treble damages under RICO, restitution under ERISA, together with reasonable attorneys' fees and various costs and expenses. The Company does not believe Plaintiffs have cured the defects in their original Complaint and intends to file a motion to dismiss the First Amended Complaint, including the ERISA claim, on grounds that Plaintiffs have still not pleaded their claims with sufficient particularity and still not adequately explained their failure to discover the alleged misconduct within the applicable statutes of limitations. If the motion is unsuccessful, the Company intends vigorously to defend the action.

         The Company is currently unable to predict the litigation's outcome or whether any adverse outcome will have a materially adverse effect on the Company.

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         On August 16, 1996, the Company completed an initial public offering of its Common Stock and acquired Champion, a publicly-traded company. The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PLS" on August 16, 1996. At March 26, 1998, there were approximately 1,156 holders of record of the Company's Common Stock. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated, as reported by the NYSE.


                                                                HIGH                    LOW
                                                                ----                    ---
      Fiscal Year Ended December 31, 1997
        First Quarter .................................        $  5 3/4               $  2 7/8
        Second Quarter ................................           5 1/4                  2 7/8
        Third Quarter .................................           8 1/2                  4 5/8
        Fourth Quarter ................................           7 1/2                  2 13/16

      Fiscal Year Ended December 31, 1996
        Third Quarter .................................        $ 10 1/8               $  8 1/8
        Fourth Quarter ................................          10 1/2                  3 1/8


         The Company paid to its former sole shareholder, Park Hospital GmbH (herein after the "Former Sole Shareholder"), a German Corporation wholly owned by Dr. Manfred G. Krukemeyer, its former Chairman of the Board of Directors, cash dividends of $24.9 million and $5.4 million during 1996 and 1995, respectively (See Item 8 Notes 13 and 16). As a publicly-traded company, the Company has not declared any cash dividends and does not anticipate the payment of any cash dividends in the foreseeable future. See Item 8 - Note 9 for information regarding certain restrictions on the Company's ability to pay cash dividends. The Company did not make any sale of registered securities during 1997.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (See Item 8).




(IN 000'S, EXCEPT PER SHARE DATA AND RATIOS)
----------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                       1997            1996            1995            1994            1993
                                             ---------       ---------       ---------       ---------       ---------

INCOME STATEMENT DATA
Net revenue                                  $ 659,219       $ 493,106       $ 434,179       $ 438,625       $ 392,199
Operating expenses                            (587,559)       (496,782)       (399,019)       (393,550)       (355,054)
Capital costs (a)                              (77,551)        (54,761)        (31,719)        (28,846)        (24,968)
Equity in earnings of Dakota Heartland
  Health System                                  9,794           3,207            --              --              --
Impairment charges (b)                          (7,782)        (72,322)           --              --              --
Merger costs                                      --           (40,804)           --              --              --
Unusual items (c)                                6,531         (60,521)           --              --              --
Gain on sale of facilities                        --              --             9,026            --              --
Minority interests                              (1,996)         (1,806)         (1,803)         (2,449)         (2,643)
                                             ---------       ---------       ---------       ---------       ---------

Income (loss) from continuing
    operations before income
    taxes and extraordinary loss                   656        (230,683)         10,664          13,780           9,534
Provision (benefit) for income taxes (d)         1,812         (76,186)          4,375           5,818           4,290
                                             ---------       ---------       ---------       ---------       ---------

Income (loss) from continuing
    operations before extraordinary loss        (1,156)       (154,497)          6,289           7,962           5,244
Income (loss) from discontinued
    operations (d)                              (5,243)        (70,995)         (2,852)           (106)         (2,288)
                                             ---------       ---------       ---------       ---------       ---------

Income before extraordinary loss                (6,399)       (225,492)          3,437           7,856           2,956
Extraordinary loss (d) (e)                        --            (7,724)           --               (33)           (464)
                                             ---------       ---------       ---------       ---------       ---------


Net income (loss)                            $  (6,399)      $(233,216)      $   3,437       $   7,823       $   2,492
                                             =========       =========       =========       =========       =========


Income (loss) per share - Basic and
   assuming dilution:
    Continuing operations                    $   (0.02)      $   (3.94)      $    0.21       $    0.26       $    0.18
    Discontinued operations                      (0.10)          (1.81)          (0.09)           --             (0.08)
    Extraordinary loss                            --             (0.20)           --              --             (0.02)
                                             ---------       ---------       ---------       ---------       ---------
Income (loss) per share                      $   (0.12)      $   (5.95)      $    0.12       $    0.26       $    0.08
                                             =========       =========       =========       =========       =========

Weighted average common shares
    outstanding (f)                             54,946          39,213          29,772          29,772          29,772
BALANCE SHEET DATA
Cash and cash equivalents                    $  28,173       $  17,771       $   4,418       $   2,004       $   1,282
Working capital                                 37,378          33,762          57,011          66,410          47,388
Total assets                                   734,824         772,832         333,386         324,650         300,297
Long-term debt (g)                             491,914         491,057         130,352         122,252         103,316
Stockholders' equity                            42,003          48,487          86,721          88,337          84,064
Book value per share                              0.76            0.88            2.91            2.97            2.82
RATIOS
Adjusted EBITDA  (h)                            79,458          (2,275)         33,357          42,626          34,502
Adjusted EBITDA Margin                            12.1%           (0.5)%           7.7%            9.7%            8.8%
Current ratio                                   1.27:1          1.21:1          1.82:1          2.10:1          1.83:1
Debt to total debt and equity                     92.1%           91.0%           60.0%           58.1%           55.1%

---------

(a)  Includes interest, depreciation and amortization.

(b) Consists of an additional write down of $7.8 million ($0.09 per share) in 1997 of certain hospitals in the LA metro area and the write down in 1996 of PHC Regional Hospital for $52.5 million ($0.90 per share) and certain hospitals in the LA metro area for $11.9 million ($0.20 per share) and two other facilities and estimated disposal costs of $7.9 million ($0.13 per share) (See Item 8 - Note 7).
(c) Consists in 1997 of (i) a reversal of a loss contract accrual of $15.5 million ($0.17 per share), (ii) a charge of $3.5 million ($0.03 per share) relating to the closure of PHC Regional Hospital (iii) a charge of $2.5 million ($0.03 per share) for a corporate reorganization and (iv) a charge of $3.0 million ($0.04 per share) for the settlement of certain litigation. Consists in 1996 of charges of $38.1 million ($0.65 per share) for a loss contract and $22.4 million ($0.38 per share) for expenses relating to the Special Committee's investigation and other litigation matters.
(d) Includes a reduction in income tax benefits of $50.0 million ($1.27 per share) in 1996 from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $17.7 million was applied to reduce income tax benefits on losses from continuing operations and the remaining $32.3 million to reduce income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1996.
(e)  Reflects loss associated with the early extinguishment of debt.
(f) Reflects the effect of the 66,159.426-for-one stock split in conjunction with the merger of the Company and Champion Healthcare Corporation.
(g)  Excludes current maturities of long-term debt.
(h) Adjusted EBITDA represents income (loss) from continuing operations before income taxes and extraordinary loss, depreciation and amortization, interest, impairment charges, merger costs, unusual items and gain from sale of a hospital. While EBITDA is not a substitute for operating cash flows determined in accordance with generally accepted accounting principles, it is a commonly used tool for measuring a company's ability to service debt.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; continued satisfactory relations with the Company's senior lenders; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture and development plans; the ability to attract and retain qualified personnel, including physicians; fluctuations in interest rates on the Company's variable rate indebtedness; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of our partner's interest in DHHS and additional facilities.

RESULTS OF OPERATIONS

         The comparison of operating results for 1997 with prior years is difficult given the numerous acquisitions and divestitures by the Company in prior years. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods of which comparative operating results are presented. See Item 8 - Note 5 for a description of acquisitions and divestitures during the three years ended December 31, 1997. Operating results of the Company's psychiatric hospitals are reflected under the caption " Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" and " Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations for all periods presented.

OPERATIONS DATA

         The following table summarizes, for the periods indicated, changes in selected operating percentages for the Company's facilities, excluding the discontinued psychiatric hospitals. The discussion that follows should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein.


                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                     1997         1996         1995
                                                    ------       ------       ------
Percentage of Net Revenue
-------------------------

Net revenue                                          100.0%       100.0%       100.0%
                                                    ------       ------       ------
Salaries and benefits                                (41.2)       (48.3)       (45.8)
Other operating expenses                             (40.8)       (44.6)       (40.7)
Provision for bad debts                               (7.1)        (7.8)        (5.4)
                                                    ------       ------       ------
Operating costs                                      (89.1)      (100.7)       (91.9)
                                                    ------       ------       ------

Operating margin                                      10.9         (0.7)         8.1

Capital costs (a)                                    (11.8)       (11.1)        (7.3)
Equity in earnings of Dakota Heartland
    Health System                                      1.5          0.6           --
Impairment charges                                    (1.2)       (14.7)          --
Merger costs                                            --         (8.3)          --
Unusual items                                          1.0        (12.3)          --
Gain on sale of facilities                              --           --          2.1
Minority interests                                    (0.3)        (0.3)        (0.4)
                                                    ------       ------       ------
Income (loss) from continuing operations before
    income taxes and extraordinary loss                0.1%       (46.8)%        2.5%
                                                    ======       ======       ======


--------------------
(a)      Includes interest, depreciation and amortization.

YEAR ENDED DECEMBER 31, 1997
COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Net revenue for the year ended December 31, 1997 was $659.2 million, an increase of $166.1 million, or 33.7%, from $493.1 million for the same period of 1996. The $166.1 million increase was attributable to an increase of $137.6 million contributed by hospitals acquired, net of hospitals divested or closed in 1996, and an increase of $28.5 million from "same hospitals." The $28.5 million increase in "same hospitals" was primarily attributable to incremental contribution by a joint venture formed in May 1997 involving two hospitals located in the LA metro area (See Item 8 - Note 5) and additional services offered at certain hospitals. The increase for the year was partially offset by a $4.8 million charge to net revenue in the fourth quarter to revise estimates of amounts due to the Company with respect to Medicare/Medicaid receivables, a majority of which relates to prior years, and a decline in reimbursement rates and other charges totaling $2.4 million attributable to the enactment of the 1997 Budget Act, effective October 1, 1997, and other recently announced initiatives by the Federal government with respect to reimbursement practices and policies. The increase was also offset by a decline in reimbursement at hospitals located primarily in Tennessee and the closure of underperforming operating units.

         The Company's acute care volumes experienced a 19.3% increase in inpatient admissions from 58,693 in 1996 to 69,997 in 1997. Patient days increased 18.3% from 277,553 in 1996 to 328,331 in 1997. Outpatient visits (including home health) increased 21.8% from 1,256,124 in 1996 to 1,529,736 in 1997. Admissions in "same hospitals" decreased 2.6% from 37,669 in 1996 to 36,683 in 1997, primarily as a result of management's decision to close underperforming operating units. Outpatient visits in "same hospitals" decreased 3.5% from 864,137 in 1996 to 834,264 in 1997, primarily as a result of a 6.5% decrease in home health visits.

         Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased from 100.7% in 1996 to 89.1% in 1997 as operating margin increased from (0.7)% to 10.9%. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization completed in May 1997 to reduce corporate overhead costs, (ii) efficiency and productivity gains resulting from the implementation of improved operating standards and benchmarks, (iii) divestiture or closure of underperforming facilities and (iv) negotiation of new contracts under more favorable terms that resulted in lower operating costs. Such increase in operating margin was further due to the write off of working capital assets in 1996 related to the hospitals exchanged in May 1996 and a hospital closed in March 1996.

         Interest expense increased $16.4 million from $31.0 million in 1996 to $47.4 million in 1997, primarily due to (i) an increase in outstanding indebtedness from the issuance of $325.0 million 10% Senior Subordinated Notes (the "Notes") and additional borrowings under the $400.0 million Reducing Revolving Credit Facility (the "Credit Facility") issued in August 1996 in conjunction with the merger with Champion Healthcare Corporation (the "Merger") to finance acquisitions and to fund certain lawsuit settlement costs, Champion merger costs, working capital requirements and capital expenditures, (ii) an increase in interest rate on the Credit Facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional Hospital, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

         Depreciation and amortization expense increased to $30.2 million in 1997 from $23.7 million for the same period of 1996. The $6.5 million increase consisted of $9.1 million primarily attributable to the Merger and other facilities acquired, net of divested facilities, since May 1996, offset by a decrease of $2.6 million at the acute care LA metro hospitals held for sale as a result of recording these facilities at their fair value as of September 30, 1996 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

         Loss from operations of the discontinued psychiatric hospitals was $1.1 million in 1997, as compared to $13.6 million (excluding a charge of $19.9 million for settlement costs related to a lawsuit settled in March 1996) in 1996. The significant loss recorded in 1996 as compared to 1997 was primarily attributable to additional provision for bad debts on uncollectible accounts receivable. The loss recorded in 1997 was significantly reduced as a result of management's decision to close an underperforming facility and consolidate services of certain other facilities. In accordance with APB No. 30, the 1997 operating loss was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations. During 1997, the Company recorded an additional after-tax disposal loss of $5.2 million (net of tax benefits of $3.7 million) on these facilities, consisting of an impairment charge of $1.9 million to reduce psychiatric hospital assets to their estimated net realizable value based upon the most recent offers from third party purchasers and a charge of $3.3 million relating to certain outstanding litigation matters (See "Litigation").

         During 1997, the Company recorded income tax expense of $1.8 million on pre-tax income of $656,000 as a result of nondeductible goodwill amortization expense. During 1996, the Company recognized a reduction in income tax benefits of $50.0 million, $17.7 million of which was applied to continuing operations. The remaining $32.3 million was applied to reduce the tax benefits of the losses from discontinued operations and the extraordinary loss.

         Net loss for the year ended December 31, 1997 was $6.4 million, or $0.12 per share, compared to a net loss of $233.2 million, or $5.95 per share, for the same period of 1996. Weighted average shares outstanding increased 40.1% from 39.2 million in 1996 to 54.9 million in 1997 from the issuance of
19.8 million shares in connection with the Merger and from the public offering of 5.2 million shares, both completed in August 1996. Included in 1997 income from continuing operations before income taxes, net loss and net loss per share were net aggregate non-recurring charges of $1.3 million, $6.0 million and $0.11 per share, respectively. Included in the 1996 loss from continuing operations before income taxes and extraordinary loss, net loss and net loss per share were non-recurring charges of $173.6 million, $195.1 million and $4.97 per share, respectively. Aggregate non-recurring charges for the years ended December 31, 1997 and December 31, 1996 were comprised of the following items ($ in 000's, except per share amounts):


                                                              YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                               1997                                       1996
                                              --------------------------------------      --------------------------------------
                                              PRE-TAX        AFTER TAX        EPS          PRE-TAX       AFTER-TAX        EPS
                                              ---------      ---------      --------      ---------      ---------      --------

Impairment charge
   (Item 8 - Note 2)                          $  (7,782)     $  (4,591)     $  (0.09)     $ (72,322)     $ (48,456)     $  (1.23)
Merger costs
   (Item 8 - Note 5)                                 --             --            --        (40,804)       (27,339)        (0.70)
Unusual items
   (Item 8 - Note 2)                              6,531          3,853          0.07        (60,521)       (40,549)        (1.03)
Discontinued operations
   (Item 8 - Note 6)(a)                              --         (5,243)        (0.09)            --        (70,995)        (1.81)
Extraordinary loss
   (Item 8 - Note 9)(a)                              --             --            --             --         (7,724)        (0.20)
                                              ---------      ---------      --------      ---------      ---------      --------
Total impact of
   non-recurring items                        $  (1,251)     $  (5,981)     $  (0.11)     $(173,647)     $(195,063)     $  (4.97)
                                              =========      =========      ========      =========      =========      ========



(a) In 1996, no income tax benefits were recognized on the losses associated with the discontinued operations and the extraordinary loss as a result of recording a valuation allowance on deferred tax assets (See Item 8 Note
     8).

YEAR ENDED DECEMBER 31, 1996
COMPARED WITH YEAR ENDED DECEMBER 31, 1995

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

         Expressed as a percentage of net revenue, operating expenses (salaries and benefits, provision for bad debts and other operating expenses) increased from 91.9% in 1995 to 100.7% in 1996 and operating margin decreased from 8.1% to (0.7%). Such decrease was due to (i) an increase in salaries and benefits and other operating expenses as a percentage of net revenue, primarily as a result of a reduction in "same hospital" net revenue due to a change in payor mix, a change in acuity level and increased deductions from revenue, (ii) the write off of assets related to the hospitals exchanged in May 1996, (iii) the under performance of PHC Regional Hospital, (iv) additional home health business which was profitable but produced lower margins than other types of services and (v) an increase of 2.4% in the provision for bad debts as a percentage of net revenue during 1996 as compared to 1995, primarily attributable to a decrease in "same hospital" net revenue for reasons stated above and to an increase in services that were subject to more bad debt write-off.

         Interest expense increased $15.1 million from $15.9 million in 1995 to $31.0 million in 1996, primarily due to an increase in outstanding indebtedness during 1996 from the issuance of the Notes in August 1996 and additional borrowings under the Credit Facility effective with the Merger to finance acquisitions and to fund Merger costs, working capital requirements and capital expenditures, net of the redemption in August 1996 of $75.0 million of senior subordinated notes. See "Liquidity and Capital Resources" for terms to the Credit Facility amended during 1997.

         Depreciation and amortization increased to $23.7 million in 1996 from $15.9 million for the same period of 1995. Of the $7.8 million increase, $7.4 million was attributable to the facilities acquired or divested during 1996, including amortization of goodwill of $1.6 million, and $1.2 million from purchases of medical equipment, physician practices and clinics and facility improvements at hospitals not held for sale. Such increase was offset by a decrease of $754,000 at the acute care LA metro hospitals held for sale, primarily attributable to the elimination of depreciation expense, commencing on October 1, 1996, in accordance with SFAS No. 121.

         Loss from operations of the discontinued psychiatric hospitals for the nine months ended September 30, 1996 was $33.5 million, compared to $2.9 million for the year ended December 31, 1995. The $30.6 million additional loss was attributable to (i) a charge of $19.9 million relating to a lawsuit settled in March 1996 (the "Aetna lawsuit") (See Item 8 - Note 6), (ii) no income tax benefits recognized in 1996 on the losses resulting from the discontinued operations (See Item 8 - Note 8) and (iii) continuing accounts receivable collection issues attributable in general to the fact that insurance companies are becoming more stringent in their payments to providers of psychiatric care, and particularly in 1996, to the impact of the Aetna lawsuit. The Company also recorded in 1996 an estimated disposal loss of $37.5 million on these facilities to reduce the related assets to their estimated net realizable value and to accrue for estimated operating losses of approximately $4.3 million during the phase out period. The additional provision for net disposal loss of $22.5 million over the amount previously accrued at September 30, 1996 was due primarily to (i) a lower estimated net realizable value for these facilities, based on independent third party appraisals (ii) no income tax benefits recognized on the disposal loss of the discontinued operations in 1996 (See
Item 8 - Note 8) and (iii) additional write-offs of certain impaired assets. See discussion under "Disposition of the Psychiatric Hospitals and other LA Metro Hospitals."

         The Company's effective ongoing tax rate was 40.7% in 1996 as compared to 41.0% in 1995 before giving effect to the valuation allowance (See Item 8 -
Note 8). The Company recognized a reduction in income tax benefits of $50.0 million in 1996, $17.7 million of which was applied to continuing operations. The remaining $32.3 million was applied to reduce the tax benefits of the losses from discontinued operations and the extraordinary loss. The income tax benefit for continuing operations in 1996 was recorded at an effective tax rate of 33.0%, and no net tax benefit was recognized with respect to discontinued operations or the extraordinary loss.

         Net loss for the year ended December 31, 1996 was $233.2 million, or $5.95 per share, compared to net income of $3.4 million, or $0.12 per share, for the same period of 1995. Weighted average shares outstanding increased 31.7% from 29.8 million in 1995 to 39.2 million in 1996 from the issuance of
19.8 million shares in connection with the Merger and from the public offering of 5.2 million shares, both completed in August 1996. Included in 1996 income from continuing operations before income taxes, net income and net income per share were net aggregate non-recurring charges of $173.6 million, $195.1 million and $4.97 per share, respectively. Included in 1995 income from continuing operations before income taxes, net income and net income per share were net aggregate non-recurring gains of $9.0 million, $2.5 million and $0.08 per share, respectively. Aggregate non-recurring gains (charges) for the years ended December 31, 1996 and 1995 were comprised of the following items ($ in 000's, except per share amounts):



                                                                  YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------------
                                                                1996                                       1995
                                                ---------------------------------------   ---------------------------------------
                                                 PRE-TAX       AFTER-TAX        EPS          PRE-TAX      AFTER-TAX        EPS
                                                ---------      ---------      --------      ---------     ---------      --------
Impairment charges
   (Item 8 - Note 2)                            $ (72,322)     $ (48,456)     $  (1.23)     $      --     $      --      $     --
Merger costs (Item 8 - Note 5)                    (40,804)       (27,339)        (0.70)            --            --            --
Unusual items (Item 8 - Note 2)                   (60,521)       (40,549)        (1.03)            --            --            --
Gain on sale of facilities
   (Item 8 - Note 5)                                   --             --            --          9,026         5,325          0.18
Discontinued operations
   (Item 8 - Note 6) (a)                               --        (70,995)        (1.81)            --        (2,852)        (0.10)
Extraordinary loss
   (Item 8 - Note 9) (a)                               --         (7,724)        (0.20)            --            --
                                                ---------      ---------      --------      ---------     ---------      --------

   Total impact of
      non-recurring items                       $(173,647)     $(195,063)     $  (4.97)     $   9,026     $   2,473      $   0.08
                                                =========      =========      ========      =========     =========      ========

--------

(a) No income tax benefits were recognized on the losses associated with the discontinued operations and the extraordinary loss as a result of recording a valuation allowance on deferred tax assets in 1996 (See Item 8
     - Note 8).

         See "Operations - Salt Lake City, Utah" below for a discussion of the performance of PHC Regional Hospital and the unusual items recorded during 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended December 31, 1997 was $4.0 million, compared to net cash used in operating activities of $22.1 million for the same period of 1996. The $26.1 million increase in net cash flows from operating activities was mainly attributable to (i) a smaller net loss recorded for 1997 as compared to 1996, which was primarily attributable to Merger-related costs, a settlement charge for certain lawsuits and a deterioration in the operating condition at the LA metro hospitals and
(ii) net federal income tax refunds of $24.1 million received in 1997, offset by (iii) payments made in 1997 for (a) increased interest expense, (b) the loss contract at PHC Regional Hospital prior to the Amendment of the Provider Agreement with PacifiCare of Utah (See "Operations - Salt Lake City, Utah") and
(c) the Special Committee's investigation. Net cash provided by investing activities was $10.0 million during 1997, as compared to net cash used in investing activities of $140.9 million during 1996. The $150.9 million increase was primarily attributable to (i) a use of cash of $117.8 million to acquire hospitals during 1996, as compared to $12.2 million in cash received from a sale of certain hospitals during 1997 and (ii) cash of $20.0 million received from the liquidation of marketable securities held by the Company's wholly-owned subsidiary, Hospital Assurance Company Ltd., during 1997, as compared to $4.5 million received during 1996. Net cash used in financing activities during 1997 was $3.6 million, compared to net cash provided by financing activities of $176.4 million during 1996. Such decrease was due to significant financing transactions completed in 1996 consisting of (i) the issuance of the Notes, (ii) the issuance of 5.2 million shares of the Company's common stock, (iii) incremental borrowings under the Credit Facility, net of amounts used therefrom to repay $75.0 million of senior subordinated notes, certain indebtedness assumed from the Merger and amounts outstanding under the previous $230.0 million revolving line of credit, offset by (iv) dividends paid in 1996 to the Former Sole Shareholder.

         Net working capital was $37.4 million at December 31, 1997, an increase of $3.6 million from $33.8 million at December 31, 1996. The Company's long-term debt as a percentage of total capitalization was 92.1% at December 31, 1997, compared to 91.0% at December 31, 1996.

         On March 30, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"), which provided for a $180.0 million five-year Reducing Revolving Credit Facility (the "$180.0 million Facility") and $75.0 million in Term Loan Facilities (the "$75.0 million Facilities"), consisting of a five-year $25.0 million Term Loan Facility ("Tranche A Facility") and a six-year $50.0 million Term Loan Facility ("Tranche B Facility"). The $180.0 million Facility is available for (i) general corporate purposes, including funding working capital needs, Permitted Acquisitions and capital expenditures, (ii) issuance of letters of credit up to $25.0 million and
(iii) replacing existing indebtedness of the Company under its prior credit facility. It is subject to mandatory quarterly reductions of $12.0 million, commencing on March 31, 2000, and a limit of $50.0 million availability for working capital needs. The $75.0 million Facilities are available for replacing existing indebtedness of the Company under its prior credit facility and initial Permitted Acquisition advances. The Tranche A Facility is payable in quarterly installments ranging from $600,000 to $2,500,000, with the final payment due on March 31, 2003. The Tranche B Facility is payable in annual installments of $500,000 with the final balloon payment due on March 31, 2004. The Company is further required to make mandatory prepayments under the Facilities equal to 100% of (i) net cash proceeds from permitted asset sales,
(ii) debt issuances and (iii) equity issuances, subject to certain allowable exclusions for debt and equity as described in the Restated Credit Agreement. Such prepayments do not result in a mandatory reduction in borrowing capacity under the $180.0 million Facility but may result, in certain circumstances, in a mandatory permanent reduction of the $75.0 million Facilities. See Item 8 - Note 9 for interest rate terms, fees and collateralized structure. As of March 31, 1998, there was $90.1 million available for borrowings under the Facilities.

         The Company has an agreement with an unaffiliated trust (the "Trust") to provide up to $65.0 million in accounts receivable financing. Under such arrangement, the Company sells its eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution agrees to provide up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company, with the Eligible Receivables serving as collateral. At December 31, 1997, Eligible Receivables sold to the Trust were $38.3 million as compared to $49.8 million at December 31, 1996. Additionally, at December 31, 1997, the Company was not in compliance with certain provisions of the Trust agreement; accordingly, the Company has obtained a waiver of such provisions from the Trust.

         In 1997, the Company received approximately $24.1 million in net refunds of previously paid Federal and state income taxes. Such refunds were used to pay interest costs and for general working capital needs. The Company expects to receive additional Federal and state income tax refunds of approximately $7.7 million in 1998.

         In August 1997, the Company received notice from Dakota Medical Foundation (the "Foundation") exercising its right to require the Company to purchase the Foundation's 50% interest in Dakota Heartland Health System ("DHHS"). The Company has until August 20, 1998 to complete its purchase of DHHS. The Company has negotiated a purchase price of $64.5 million, inclusive of working capital, and expects to complete the transaction by August 1998. If the purchase is not completed within the allowable period, the Foundation can exercise various options, including seeking remedies available at law against the Company for breach of its obligation. The Company will finance such acquisition through borrowings under the Facilities.

         The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under the Facilities, proceeds from the sale of facilities, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, income tax refunds and permitted equipment leasing arrangements will be sufficient to fund future capital expenditures and working capital requirements through 1998. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity. See "Litigation" for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity in general, including the necessary funding for DHHS.

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 ("the Year 2000 Problem"). In 1997, the Company initiated an effort to upgrade and standardize the management information systems in use at its hospitals and corporate office with the concurrent goal of ensuring that all systems are Year 2000 compliant. Modifications to standardize and upgrade the Company's management information systems are underway and are expected to be completed by early 1999 at an aggregate cost of approximately $8.0 million. The Company does not expect to incur material incremental costs to upgrade these systems with respect to the Year 2000 Problem. Additionally, the Company has initiated a comprehensive assessment of embedded systems and other applications that control certain medical and other equipment. The Company has not yet completed an estimate of the costs of bringing these applications, including embedded systems, into compliance. Furthermore, the Company presently has no assurance that the systems of the Federal and State governments, other payors or other companies with which the Company's systems interface or on which they rely, will be upgraded on a timely basis. The Company, therefore, is not able to determine whether the Year 2000 Problem will materially affect future financial results or future financial conditions. Generally accepted accounting principles require that the costs of modifying computer software for the Year 2000 Problem be charged to expense as they are incurred.

PENDING ASSET SALES

         On December 15, 1997, the Company signed a definitive agreement to sell the 123-bed Chico Community Hospital and the 60-bed Chico Rehabilitation Hospital in Chico, California. This transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals. Net proceeds will be used to reduce bank debt and general corporate purposes; however, there can be no assurance that the Company will be able to consummate this transaction.

LITIGATION

Stockholder's Litigation - The Company and Champion are defendants in a class action lawsuit filed in April 1996 in the Court of Chancery of the State of Delaware in and for New Castle County by a Champion stockholder. This lawsuit alleges, among other things, that the Merger and the consideration to be paid to Champion's stockholders was unfair and grossly inadequate and that the defendants violated their fiduciary duties to Champion and the stockholders of Champion. In this action, the plaintiff seeks to rescind the Merger transaction or award Champion stockholders rescissory damages, plus costs and attorneys' fees.

         Since October 11, 1996, a number of complaints have been filed against the Company by current or former stockholders of the Company relating to the Merger of the Company and Champion. Seven of these complaints purport to be class actions filed on behalf of persons who, between August 13, 1996 and October 9, 1996, received the Company's common stock through the Merger with Champion, purchased common stock, or purchased the Company's $325 million 10% Senior Subordinated Notes (the "Notes"). Two other complaints purport to be derivative actions filed on behalf of Champion. Two of the putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, one in the District Court of Harris County, Texas and four in the United States District Court for the Southern District of Texas, Houston Division. The only currently active class action lawsuit is in the U.S. District Court for the Southern District of Texas, where plaintiffs filed a Consolidated Class Action Compliant captioned In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464, which consolidated and amended the earlier federal class action complaints. The three state court class actions have since been suspended in deference to the Federal class action. The two derivative complaints are also pending in the U.S. District Court for the Southern District of Texas under the captions Caven v.
Miller, No. H-96-4291, and Orovitz v. Miller, No. H-97-2752.

         The federal stockholder class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The Company has terminated an agreement with representatives of certain stockholder claimants tolling the statute of limitations as to certain other unasserted claims. The plaintiffs allege that during the class period the defendants disseminated materially misleading statements and omitted disclosing material facts about the Company and its business, specifically in the reporting and disclosure of reserves, bad debt expenses, collection expenses and facility closure costs, and that the price of the Company's common stock was artificially inflated. The plaintiffs also allege that statements contained in the various registration statements and prospectuses for securities offerings during the class period were materially inaccurate and misleading. The plaintiffs seek damages in an unspecified amount and equitable or injunctive relief, plus costs and attorneys' fees. The derivative actions assert various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, and other persons. Defendants moved to dismiss certain of the class action and derivative claims. In ruling on defendants' motions to dismiss, the federal court granted dismissal of the claims involving the sale of the Notes, but permitted all other claims in the federal actions to proceed to discovery.

         In light of the Company's restatement of financial information contained in the various registration statements and prospectuses, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a material adverse effect on the Company. During 1996, the Company recorded provisions to estimate the cost of the ultimate disposition of all of these proceedings and to estimate the legal fees that it expected to incur. However, there can be no assurance that the ultimate liability related to the above legal proceedings will not exceed the Company's estimates.

         OTHER LITIGATION - In October 1995, two former hospital employees of the Company (the "relators") filed a civil complaint under seal on behalf of the United States and the State of California against Paracelsus, certain of its subsidiaries, and others in the United States District Court for the Central District of California. The Company did not learn of the case until late July 1997 after the Court permitted the United States to provide a copy of the complaint to the defendants solely for purposes of settlement negotiations. Shortly after the Company learned of the complaint, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services seeking documents relating to certain of the same matters. See "Item 3 - Legal Proceedings" of this report for a description of such litigation.

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

         The Company is not currently able to predict whether the above litigation will settle or whether the outcome, by settlement or litigation, will have a material adverse effect on the Company.

         On September 10,1997, twelve health care insurers and/or administrators filed an action encaptioned Blue Cross and Blue Shield United of Wisconsin et al. v. Paracelsus Healthcare Corporation, Case No. 97-6760 SVW
(RCx), in the United States District Court for the Central District of California against the Company and two of its subsidiaries. Plaintiffs allege that over many years Defendants fraudulently induced them to make payments under their members' plans through a variety of allegedly improper practices, principally in connection with certain psychiatric treatment and alcohol or chemical dependency programs previously operated at the Company's psychiatric hospitals in the Los Angeles area. The alleged improper practices include systematic waiver of co-insurance obligations and misrepresentation of patients' symptoms, conditions, diagnosis and/or treatment. Plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"), as well as for fraud, negligent misrepresentation, unjust enrichment, and conversion.

         On February 13, 1998, the court granted, in major part, the Company's motion to dismiss the Complaint. Of Plaintiffs' seven claims for relief, the court dismissed six for inadequate pleading and, in one case, for failure to state a claim. Only Plaintiffs' ERISA claim was allowed to stand. The court also ruled that Plaintiffs had failed adequately to explain their failure to discover the alleged misconduct within the applicable statutes of limitations, thereby limiting their fraud claims to those arising after September 10, 1994, and RICO claims to those arising after September 10, 1993. The court permitted the Plaintiffs to replead their claims.

         On March 10, 1998, Plaintiffs filed their First Amended Complaint restating each of their causes of action. In their First Amended Complaint, Plaintiffs seek damages exceeding $30.5 million, treble damages under RICO, restitution under ERISA, together with reasonable attorneys' fees and various costs and expenses. The Company does not believe Plaintiffs have cured the defects in their original Complaint and intends to file a motion to dismiss the First Amended Complaint, including the ERISA claim, on grounds that Plaintiffs have still not pleaded their claims with sufficient particularity and still not adequately explained their failure to discover the alleged misconduct within the applicable statutes of limitations. If the motion is unsuccessful, the Company intends vigorously to defend the action.

         The Company is currently unable to predict the litigation's outcome or whether any adverse outcome will have a materially adverse effect on the Company.

         With respect to the Other Litigation discussed above, the Company has recorded $5.7 million as an estimate of the ultimate resolution of such litigation, including an estimate for legal fees. However, there can be no assurance that the ultimate liability regarding these matters will not exceed the Company's estimate. Such amount is reflected under the caption, "Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Company's Consolidated Statement of Operations.

         During 1997, the Company settled for $3.0 million a lawsuit brought by a relator on behalf of the United States Government regarding allegations of Medicare and Medicaid abuse. The suit pertained to billings from 1989 through 1993 submitted to the government for alcohol and drug abuse programs in one of its hospitals. The Company did not admit liability and settled the suit to avoid protracted litigation. There was no intentional misconduct and the Company did not engage in Medicare and Medicaid fraud.

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

DISPOSITION OF THE PSYCHIATRIC HOSPITALS AND OTHER LA METRO HOSPITALS

         In September 1996, the Company adopted a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals. It also adopted a plan to exit the LA metro market principally through the disposition of the under performing hospitals in that area. The disposition of these hospitals will enable the Company to remain focused on operating its acute care hospitals and to exit a market heavily penetrated by managed care organizations where it is not a preeminent provider of healthcare services. During 1997, the Company sold two of its psychiatric hospitals and expects to complete the disposition of the remaining hospitals by the end of 1998. Management expects the LA metro hospitals, as a group, to generate positive cash flows through their disposition date. During the fourth quarter of 1997, management recorded additional disposal losses of $5.2 million (net of income tax benefits of $3.7 million), of which $1.9 million represents a further write down of assets to their estimated net realizable value based upon most recent offers from third party purchasers and $3.3 million for charges relating to certain outstanding litigation matters. Also in the fourth quarter of 1997, the Company recorded an impairment charge of $4.6 million (net of income tax benefits of $3.2 million) to further write down the assets of the non-psychiatric, LA metro hospitals to their estimated net realizable value based upon the latest available offers from third party purchasers.

DEBT REDUCTION AND DIVESTITURE OF NON-CORE ASSETS

         In addition to the Company's initiative to dispose of its remaining LA metro and psychiatric hospitals, the Company intends to further deleverage the Company through the disposition of certain non-core assets with the net proceeds of such dispositions used to reduce the Company's indebtedness. Realization of this objective will allow the Company to further concentrate its efforts on core markets, as well as create additional debt capacity to expand and further integrate its presence in existing markets and to pursue acquisitions in markets compatible with the Company's overall acquisition strategy. The Company is currently evaluating a number of inquiries on many of its hospitals from qualified buyers. As part of its divestiture strategy, the Company expects to reduce its senior indebtedness by a minimum of $85.0 million from the net proceeds of divestitures in 1998. However, there can be no assurance that the Company will consummate any or all of these transactions, or that the net proceeds of any transactions consummated will result in a significant reduction of the Company's indebtedness.

         In light of the above initiative, the Company does not expect to make significant acquisitions in 1998 other than the acquisition of its partner's interest in DHHS.

OPERATIONS - SALT LAKE CITY, UTAH

         With respect to the Utah hospitals, the Company recorded earnings before interest, income taxes, depreciation and amortization ("EBITDA") of $31.6 million, or 30.7% of the Company's consolidated hospitals' EBITDA, for the year ended December 31, 1997 after excluding operating losses of closed or divested hospitals. Excluded costs with respect to PHC Regional Hospital include $9.5 million associated with a loss contract and closure costs of $3.5 million in connection with the closing of that hospital in May 1997. Operating losses relating to the loss contract, in addition to interest expense of $2.7 million attributable to borrowings to finance the acquisition of PHC Regional Hospital, were charged to the loss contract accrual previously established in 1996.

         In August 1997, the Company executed an Amended and Restated Provider Agreement with PacifiCare of Utah (formerly FHP International Corp.) retroactive to July 1, 1997 (the "Agreement") to (i) receive payment for services provided to FHP enrollees on a per diem basis instead of a capitation basis, (ii) revise the contract term from 15 years to 5 years ending in June 2002, (iii) no longer provide exclusive service to FHP enrollees and (iv) agree on a mechanism to resolve disagreements regarding the administration of the capitation agreement prior to July 1, 1997. Management believes the revised agreement will eliminate further losses under the loss contract while maintaining an ongoing relationship with PacifiCare at the Company's Utah facilities. During the fourth quarter of 1997, management obtained additional information concerning the loss contract and revised downward its estimate of the ultimate loss under such contract by $15.5 million. Such amount was recorded in unusual items in the Company's Consolidated Statement of Operations. The loss contract is subject to final agreement of the parties and the ultimate resolution of such contract may result in significant revisions to the Company's estimated loss under the contract.

           The Company plans to begin construction on PHC Regional Hospital in the second quarter of 1998 whereby PHC Regional Hospital will be expanded to accommodate the transfer of certain acute care services presently performed at SLRMC. The Company will then expand the long term care operations of SLRMC and potentially joint venture long term care services with other providers in the area. The expansion project is expected to be completed in phases and will take approximately 18 months to complete. The total capital costs associated with the project are estimated to be approximately $11.0 million.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

         For financial accounting purposes, a valuation allowance of $53.3 million had been recognized at December 31, 1996 to offset the deferred tax assets related to the Company's net operating losses, bad debt allowances and other accrued expenses that resulted from the significant write-downs of assets during the year, approximately $3.0 million of which resulted from the Merger with the remaining valuation allowance recognized as a reduction in income tax benefits in 1996. During 1997, no change in the valuation allowance was recorded. In assessing the need for and amount of the valuation allowance, the Company has relied principally upon future income generated by tax planning strategies, including the planned divestiture of certain non-core assets. In the event the Company believes these transactions will be consummated, a substantial portion of the Company's deferred tax assets will be realized. The Company is also relying, in part, on future taxable income to determine the valuation allowance required; however, by its very nature, future taxable income requires estimates and judgments about future events and is considered difficult to measure objectively. Accordingly, the Company has only considered one year of future earnings in assessing the need for and amount of a valuation allowance.

         If the Company determines in the future that such tax planning strategies will not be completed or if future income does not prove to be sufficient to realize the benefit previously recorded, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

         The Company has significant net operating losses to offset future taxable income. However, U.S. Federal income tax law limits a corporation's ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period. In the event of such a future ownership change, the Company's net operating loss carryforward would be subject to an annual limitation. This may require an adjustment to the valuation allowance that would be charged to income in the period such an ownership change occurred.

REGULATORY MATTERS

         Healthcare reform legislation has been proposed at both Federal and state levels. In August 1997, the President signed into law the 1997 Budget Act, which projects to produce a net savings of $115 billion for Medicare and $13 billion for Medicaid over five years. The changes in Medicare reimbursement mandated by the 1997 Budget Act include, among others, (i) no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998, (ii) a reduction in capital reimbursement rate, (iii) a conversion of payments for certain Medicare outpatient services from a cost-based approach, subject to certain limits, to a prospective payment system and (iv) phase-in reduction in reimbursement for disproportionate share and bad debt. While such changes in the Medicare program will generally result in lower payments to the Company, management expects to offset any material adverse financial impact of such changes through further cost reduction efforts and other means. However, management cannot predict the impact future reforms may have on its business, nor can there be any assurance that the Company will be able to mitigate the impact of any future reforms through additional cost reductions. Accordingly, such reforms may have a material adverse effect on the Company's results of operations, financial position or liquidity.

IMPACT OF INFLATION

         The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages of qualified personnel in the marketplace occur. The Company has, to date, offset increases in other operating costs by increasing charges, expanding services and implementing cost control measures to curb increases in operating costs. The Company's ability to increase prices is limited by various Federal and state laws that establish payment limitations for hospital services rendered to Medicare and Medicaid patients and by other factors. The Company's ability to increase prices may also be affected by its need to remain competitive. There can be no assurance that the Company will be able to continue to offset such future cost increases.

RECENT PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for financial statements for periods beginning after December 15, 1997 and which will apply to the Company beginning with its fiscal year ending December 31, 1998.

         SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. Examples of comprehensive income, other than net income, include unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                            INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE
                                                                                                         ----
    Paracelsus Healthcare Corporation Consolidated Financial Statements:
         Report of Independent Auditors.................................................................   38
         Consolidated Balance Sheets - December 31, 1997 and 1996.......................................   39
         Consolidated Statements of Operations - for the years ended December 31, 1997, 1996
            and 1995....................................................................................   41
         Consolidated Statements of Stockholders' Equity - for the years ended December 31,
            1997, 1996 and 1995.........................................................................   42
         Consolidated Statements of Cash Flows - for the  years ended December 31, 1997,
            1996 and 1995...............................................................................   43
         Notes to Consolidated Financial Statements.....................................................   45

    Dakota Heartland Health System Consolidated Financial Statements:
         Report of Independent Auditors.................................................................   70
         Consolidated Balance Sheets - December 31, 1997 and 1996.......................................   71
         Consolidated Statements of Income - for the years ended December 31, 1997 and 1996.............   72
         Consolidated Statements of Partners' Equity - for the years ended December 31, 1997
            and 1996....................................................................................   73
         Consolidated Statements of Cash Flows - for the years ended December 31, 1997 and 1996 .......    74
         Notes to Consolidated Financial Statements.....................................................   75



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Paracelsus Healthcare Corporation

We have audited the accompanying consolidated balance sheets of Paracelsus Healthcare Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paracelsus Healthcare Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Effective September 30, 1996, the Company adopted Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



  /s/   ERNST & YOUNG LLP


  ERNST & YOUNG LLP

  Houston, Texas
  March 31, 1998

                       PARACELSUS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)



                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997           1996
                                                              ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents ..........................     $  28,173      $  17,771
     Restricted cash ....................................         6,457          2,358
     Marketable securities (Note 3) .....................         2,157         22,243
     Accounts receivable, net of allowance for doubtful
        accounts 1997- $54,442; 1996- $36,469 ...........        70,675         64,687
     Supplies ...........................................        13,700         14,406
     Deferred income taxes (Note 8) .....................        25,818         28,739
     Refundable income taxes ............................         7,698         31,003
     Prepaid expenses and other current assets ..........        19,329         16,423
                                                              ---------      ---------
        Total current assets ............................       174,007        197,630

Property and equipment (Notes 5, 9 and 10):
     Land and improvements ..............................        27,022         26,372
     Buildings and improvements .........................       261,740        252,298
     Equipment ..........................................       141,030        131,278
     Construction in progress ...........................         9,000         10,749
                                                              ---------      ---------
                                                                438,792        420,697
Less: Accumulated depreciation and amortization .........      (130,728)      (109,862)
                                                              ---------      ---------
                                                                308,064        310,835

Long-term assets of discontinued operations, net (Note 6)         3,842         18,499
Assets held for sale, net (Note 7) ......................        15,182         22,095
Investment in Dakota Heartland Health System (Note 4) ...        48,499         48,463
Deferred income taxes (Note 8) ..........................        25,027         14,414
Goodwill, net of accumulated amortization 1997 - $5,395;
   1996 - $1,631 (Note 5) ...............................       114,404        118,168
Other assets ............................................        45,799         42,728
                                                              ---------      ---------

Total Assets ............................................     $ 734,824      $ 772,832
                                                              =========      =========


                       PARACELSUS HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)



                                                                             DECEMBER 31,
                                                                      ------------------------
                                                                        1997           1996
                                                                      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................     $  46,722      $  40,408
     Due to government third parties ............................         8,409         16,292
     Accrued liabilities:
           Accrued salaries and benefits ........................        22,424         36,560
           Accrued interest .....................................        13,559         13,177
           Other ................................................        39,306         52,752
     Current maturities of long-term debt .......................         6,209          4,679
                                                                      ---------      ---------
           Total current liabilities ............................       136,629        163,868

Long-term debt (Note 9) .........................................       491,914        491,057
Other long-term liabilities (Notes 2, 14 and 15) ................        64,278         69,420

Commitments and contingencies (Notes 2, 9, 10 and 15)

Stockholders' equity (Note 13):
     Preferred Stock, $.01 par value per share, 25,000,000 shares
        authorized, none outstanding ............................            --             --
     Common Stock, no stated value, 150,000,000 shares
         authorized, 55,094,000 shares outstanding in 1997 and
         54,814,000 in 1996 .....................................       224,475        224,472
     Additional paid-in capital .................................           390            390
     Unrealized gains on marketable securities, net (Note 3) ....            12            100
     Accumulated deficit ........................................      (182,874)      (176,475)
                                                                      ---------      ---------
        Total stockholders' equity ..............................        42,003         48,487
                                                                      ---------      ---------

Total Liabilities and Stockholders' Equity ......................     $ 734,824      $ 772,832
                                                                      =========      =========




                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ in 000's, except per share data)



                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1997           1996           1995
                                                             ---------      ---------      ---------

Net revenue ............................................     $ 659,219      $ 493,106      $ 434,179
Costs and expenses:
  Salaries and benefits ................................       271,300        238,074        198,914
  Other operating expenses .............................       269,653        220,387        176,572
  Provision for bad debts ..............................        46,606         38,321         23,533
  Interest .............................................        47,372         31,034         15,847
  Depreciation and amortization ........................        30,179         23,727         15,872
  Equity in earnings of Dakota Heartland Health
     System (Note 4) ...................................        (9,794)        (3,207)            --
  Impairment charges (Note 2) ..........................         7,782         72,322             --
  Merger costs (Note 5) ................................            --         40,804             --
  Unusual items (Note 2) ...............................        (6,531)        60,521             --
                                                             ---------      ---------      ---------

Total costs and expenses ...............................       656,567        721,983        430,738
Gain on sale of facilities .............................            --             --          9,026
Income (loss) from continuing operations before minority
   interests, income taxes and extraordinary loss ......         2,652       (228,877)        12,467
Minority interests .....................................        (1,996)        (1,806)        (1,803)
                                                             ---------      ---------      ---------
Income (loss) from continuing operations before income
   taxes and extraordinary loss ........................           656       (230,683)        10,664
Provision (benefit) for income taxes ...................         1,812        (76,186)         4,375
                                                             ---------      ---------      ---------
Income (loss) from continuing operations before
   extraordinary loss ..................................        (1,156)      (154,497)         6,289
Discontinued operations (Note 6):
     Loss from operations of discontinued psychiatric
        hospitals, net .................................            --        (33,545)        (2,852)
     Loss on disposal of discontinued psychiatric
        hospitals, net .................................        (5,243)       (37,450)            --
                                                             ---------      ---------      ---------
Income (loss) before extraordinary loss ................        (6,399)      (225,492)         3,437
Extraordinary loss from early extinguishment of
   debt, net (Note 9) ..................................            --         (7,724)            --
                                                             ---------      ---------      ---------

Net income (loss) ......................................     $  (6,399)     $(233,216)     $   3,437
                                                             =========      =========      =========

Net income (loss) per share - Basic and assuming
   dilution:
       Continuing operations ...........................     $   (0.02)     $   (3.94)     $    0.21
       Discontinued operations .........................         (0.10)         (1.81)         (0.09)
       Extraordinary loss ..............................            --          (0.20)            --
                                                             ---------      ---------      ---------

Net income (loss) per share ............................     $   (0.12)     $   (5.95)     $    0.12
                                                             =========      =========      =========



                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            ($ and shares in 000's)




                                                                         UNREALIZED
                                                                         GAIN (LOSS)   RETAINED
                                             COMMON STOCK     ADDITIONAL     ON        EARNINGS
                                       ---------------------   PAID-IN    MARKETABLE (ACCUMULATED
                                       SHARES      AMOUNT      CAPITAL    SECURITIES    DEFICIT)       TOTAL
                                      ---------   ---------   ---------   ---------- ------------    ---------

Balance at December 31, 1994 ......           1   $   4,500   $     390   $    (134)   $  83,581    $  88,337

Cash dividends to stockholder .....          --          --          --          --       (5,399)      (5,399)
Change in unrealized gains on
   marketable securities, net of
   taxes ..........................          --          --          --         346           --          346
Net income ........................          --          --          --          --        3,437        3,437
                                      ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1995 ......           1       4,500         390         212       81,619       86,721

66,159.426-for-one stock split ....      29,771          --          --          --           --           --
Acquisition of Champion ...........      19,762     158,449          --          --           --      158,449
Sale of common stock ..............       5,200      39,841          --          --           --       39,841
Grant of value options (Note 13) ..          --      21,642          --          --           --       21,642
Exercise of stock subscription
   rights .........................          80          40          --          --           --           40
Cash dividends to stockholder .....          --          --          --          --      (24,878)     (24,878)
Change in unrealized gains on
   marketable securities, net of
   taxes ..........................          --          --          --        (112)          --         (112)
Net loss ..........................          --          --          --          --     (233,216)    (233,216)
                                      ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1996 ......      54,814     224,472         390         100     (176,475)      48,487

Exercise of stock options .........         280           3          --          --           --            3

Change in unrealized gains on
   marketable securities, net of
   taxes ..........................          --          --          --         (88)          --          (88)

Net loss ..........................          --          --          --          --       (6,399)      (6,399)
                                      ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1997 ......      55,094   $ 224,475   $     390   $      12    $(182,874)   $  42,003
                                      =========   =========   =========   =========    =========    =========



                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)



                                                                            YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1997         1996         1995
                                                                     ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................   $  (6,399)   $(233,216)   $   3,437
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization ..................................      30,179       23,727       15,872
  Impairment charges .............................................       7,782       72,322           --
  Unusual items ..................................................      (6,531)      60,521           --
  Disposal loss on discontinued operations .......................       8,887       37,450           --
  Non-cash merger expenses .......................................          --       16,565           --
  Gain on sale of facilities .....................................          --           --       (9,026)
  Deferred income taxes ..........................................      (7,660)     (50,955)     (12,801)
  Extraordinary loss .............................................          --        7,724           --
  Minority interests .............................................       1,996        1,806        1,803
  Equity in  Dakota Heartland Health System, net of distributions          (36)       5,063           --
  Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable .......................................      (5,988)       5,464        2,270
       Federal income tax refunds, net ...........................      24,077           --           --
       Supplies, prepaid expenses and other current assets .......     (10,203)     (15,246)       2,251
       Accounts payable and other accrued liabilities ............     (32,109)      46,638        9,607
                                                                     ---------    ---------    ---------
Net cash provided by (used in) operating activities ..............       3,995      (22,137)      13,413
                                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities ........................          --       (4,332)      (4,608)
Sale of marketable securities ....................................      19,967        4,513           --
Maturities of held-to-maturity securities ........................          --          150          213
Acquisitions of facilities, net of cash acquired .................          --     (117,835)      (3,010)
Proceeds from disposal of facilities .............................      12,201           --       18,564
Additions to property and equipment, net .........................     (16,524)     (14,513)     (19,396)
Increase (decrease) in minority interests ........................         291       (2,389)      (1,832)
Increase in other assets .........................................      (5,945)      (6,467)      (3,741)
                                                                     ---------    ---------    ---------
Net cash provided by (used in) investing activities ..............       9,990     (140,873)     (13,810)
                                                                     ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility .......................      38,000      446,500       58,500
Repayments under Revolving Credit Facility .......................     (34,593)    (342,000)     (49,000)
Proceeds from long-term borrowings ...............................          --      336,038          503
Repayments of debt ...............................................      (5,388)    (266,598)      (1,793)
Deferred financing costs .........................................      (1,602)     (12,540)          --
Sale of common stock, net ........................................          --       39,841           --
Dividends to shareholder .........................................          --      (24,878)      (5,399)
                                                                     ---------    ---------    ---------
Net cash provided by (used in) financing activities ..............      (3,583)     176,363        2,811
                                                                     ---------    ---------    ---------

Increase in cash and cash equivalents ............................      10,402       13,353        2,414
Cash and cash equivalents at beginning of year ...................      17,771        4,418        2,004
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year .........................   $  28,173    $  17,771    $   4,418
                                                                     =========    =========    =========



                            See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)

Supplemental schedule of noncash investing and financing activities:



                                                               YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1997         1996         1995
                                                           ---------    ---------    ---------
Details of unrealized gains or (losses) on marketable
securities:
    Marketable securities ..............................   $    (133)   $    (170)   $     524
    Deferred taxes .....................................          45           58         (178)
                                                           ---------    ---------    ---------
    Increase (decrease) in stockholders' equity ........   $     (88)   $    (112)   $     346
                                                           =========    =========    =========


    Leases capitalized .................................   $     915    $     230    $     117
                                                           =========    =========    =========

Details of businesses acquired in purchase transactions:
    Fair value of assets acquired ......................   $      --    $ 502,426    $   3,010
    Liabilities assumed ................................          --     (220,624)          --
    Stock and stock options issued .....................          --     (163,967)          --
                                                           ---------    ---------    ---------
Cash paid for acquisitions .............................   $      --    $ 117,835    $   3,010
                                                           =========    =========    =========


                            See accompanying notes.


                       PARACELSUS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. Prior to August 16, 1996, the Company was wholly owned by Park Hospital GmbH (the "Former Sole Shareholder"), a German Corporation wholly owned by Dr. Manfred G. Krukemeyer, the Company's former Chairman of the Board of Directors. On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger") and completed an initial public equity offering. The results of Champion have been included in the operations of the Company since August 16, 1996. As of December 31, 1997, the Company operated 26 hospitals with 2,666 licensed beds in nine states (including two psychiatric hospitals with 114 licensed beds (See Note 6)). The Company also operates four skilled nursing facilities with 232 licensed beds.

         BASIS OF PRESENTATION - Certain reclassifications to the prior years' financial statements have been made to conform to the 1997 presentation.

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

         RESTRICTED CASH - The Company has restricted cash of $6.5 million at December 31, 1997 for payments of fees and interest related to the commercial paper financing program (See Note 11) and for other financial commitments.

         MARKETABLE SECURITIES - Marketable securities, consisting of corporate bonds, mortgage-backed bonds, government securities and equity securities, are stated at amortized cost if classified as held-to-maturity and at fair value if classified as available-for-sale. Unrealized gains and losses, net of tax, of available-for-sale securities are included as a component of stockholders' equity until realized. Available-for-sale securities that are available for use in current operations are classified as current assets regardless of the securities' contractual maturity dates. As of December 31, 1997, the Company classified all marketable securities as available-for-sale (See Note 3).

         SUPPLIES - Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the land improvements (5-25 years), buildings and improvements (5-40 years) and equipment (3-20 years). Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives.

Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Depreciation expense was $22.1 million, $19.0 million and $13.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         GOODWILL AND OTHER ASSETS - Goodwill, representing costs in excess of net assets acquired, is amortized on a straight line basis over a period of 20 to 35 years. The Company regularly reviews the carrying value of goodwill in relation to the operating performance and future undiscounted cash flows of the underlying hospitals. The Company records to expense, on a current basis, any diminution in values based on the difference between the sum of the future discounted cash flows and net book value. Debt issuance costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt. Amortization expense was $8.1 million, $4.7 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         NET REVENUE - Net revenue includes amounts estimated by management to be reimbursable by Medicare under the Prospective Payment System and by Medicare and Medicaid programs under the provisions of cost-reimbursement and other payment formulas. Payments for services rendered to patients covered by such programs are generally less than billed charges. Deductions from revenue are made to reduce the charges to these patients to estimated receipts based on each program's principle of payment/reimbursement. Final settlements under these programs are subject to administrative review and audit by third parties. For the acute care hospitals, approximately 56.9%, 58.4% and 61.3% of gross patient revenue for the years ended December 31, 1997, 1996 and 1995, respectively, related to services rendered to patients covered by Medicare and Medicaid programs. Approximately 82.5%, 36.7% and 22.3% of gross patient revenue of the psychiatric hospitals were derived from such programs for the same respective periods.


         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing other than those discussed in Note 15. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

         In the ordinary course of business, the Company renders services free of charge to patients who are financially unable to pay for hospital care. The value of these services rendered is not material to the Company's consolidated results of operations.

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

         NET INCOME (LOSS) PER SHARE - The following table sets forth the computation of basic and diluted income (loss) per share from continuing operations as required by Statement of Financial Accounting Standards (" SFAS") No. 128, Earnings per Share, which the Company adopted during the fourth quarter of 1997 (in thousands). Per share amounts for 1996 and 1995 have been restated in accordance with SFAS No. 128:



                                                          1997             1996             1995
                                                       ---------        ---------        ---------
Numerator:
  Income (loss) from continuing operations
   before extraordinary loss                           $  (1,156)       $(154,497)       $   6,289
                                                       ---------        ---------        ---------
   Numerator for diluted income (loss) per
     share from continuing operations to  common
     stockholders after assumed conversions               (1,156)        (154,497)           6,289
                                                       =========        =========        =========

Denominator:
  Denominator for basic income (loss) per
    share from continuing operations - weighted-
    average shares                                        54,946           39,213           29,772

Effect of dilutive securities:
  Employee stock options                                      --               --               --
  Warrants                                                    --               --               --
                                                       ---------        ---------        ---------
 Dilutive potential common shares                             --               --               --
                                                       ---------        ---------        ---------
 Denominator for diluted income (loss) per
     share - adjusted weighted-average shares
     and assumed conversion                               54,946           39,213           29,772
                                                       =========        =========        =========

 Basic income (loss) per share from continuing
   operations                                          $   (0.02)       $   (3.94)       $    0.21
                                                       =========        =========        =========
 Diluted income (loss) per share from
   continuing operations                               $   (0.02)       $   (3.94)       $    0.21
                                                       =========        =========        =========



         Weighted average number of common shares outstanding for all periods presented have been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the Merger.

         EMPLOYEE STOCK OPTIONS - The Company has elected to continue following the existing accounting rules under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. See Note 13 for certain pro forma disclosures required under SFAS No. 123, "Accounting for Stock Issued to Employees."

NOTE 2. IMPAIRMENT CHARGES AND UNUSUAL ITEMS

         IMPAIRMENT CHARGES - During the fourth quarter of 1997, the Company recorded an impairment charge of $7.8 million ($4.6 million after-tax) on certain of the Los Angeles metropolitan ("LA metro") hospitals held for sale (See Note 7) to reduce the book value of those assets to their estimated net realizable value based upon the latest available offers received from third party purchasers. During 1996, in conjunction with the Company's adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," the Company recorded impairment charges of $72.3 million ($48.5 million after-tax) for the write down of the long-lived assets of the following acute care hospitals: (i) $52.5 million ($35.2 million after-tax) for PHC Regional Hospital and Medical Center in Salt Lake City, Utah ("PHC Regional Hospital") (See Note 5), (ii) $11.9 million ($8.0 million after-tax) for four of the acute care LA metro hospitals held for sale and a related clinic (See Note 7) and (iii) $7.9 million ($5.3 million after-tax) for two other facilities and other estimated disposition costs, based on independent third party appraisals. See Note 6 for information relating to the write down to estimated net realizable value of the psychiatric hospitals.

         UNUSUAL ITEMS - During 1997, the Company recorded unusual items totaling $6.5 million ($3.9 million after-tax), consisting of (i) a reduction of $15.5 million ($9.2 million after-tax) in the loss contract accrued at PHC Regional Hospital based upon the most recent available operating information associated with the contract, offset by charges of (ii) $3.5 million ($2.0 million after-tax) relating to the closure of PHC Regional Hospital in June 1997, (iii) $3.0 million ($1.8 million after-tax) for settlement costs associated with a lawsuit and (iv) $2.5 million ($1.5 million after-tax) for a corporate reorganization completed in May 1997. Such charges consisted primarily of employee severance and related costs, and to a lesser extent, certain other contract termination costs. The $15.5 million reduction in the loss contract and $3.0 million charge for settlement costs were recorded in the fourth quarter of 1997. The ultimate resolution of the loss contract is subject to final agreement of the parties which could result in significant revisions to the Company's estimated loss under the contract.

         During 1996, the Company recorded unusual charges of $60.5 million ($40.5 million after-tax), consisting of $38.1 million ($25.5 million after-tax) for a loss contract at PHC Regional Hospital and $22.4 million ($15.0 million after-tax) for expenses related to the Special Committee's investigation and other litigation matters. The loss contract charge was based on a study conducted by the Company with the assistance of independent third party consultants, which projected future healthcare and maintenance costs under the then capitated contract to exceed future premiums. The Special Committee was appointed by the Board of Directors to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996.

NOTE 3. MARKETABLE SECURITIES

         At December 31, 1997, the Company classified all marketable securities held by its wholly owned insurance subsidiary, Hospital Assurance Company Ltd. ("HAC"), as available-for-sale. In January 1997, the Company ceased all underwriting activity of HAC and placed it into runoff (See Note 17). HAC paid a dividend to the Company thereupon leaving a minimum capital surplus to runoff workers' compensation liabilities relating to California and Texas exposures for fiscal years 1993, 1994, and 1995. The Company then received all assets and assumed all other liabilities of HAC. During 1997, the Company liquidated a major portion of HAC's investment in marketable securities since such holdings were no longer required for statutory purposes. The Company received proceeds from maturities or sales of fixed maturity securities totaling $20.0 million, $4.7 million and $213,000 during 1997, 1996 and 1995, respectively. The Company recognized gains in connection with such dispositions of $61,000 and $84,000 in 1997 and 1996, respectively. No such gains were realized in 1995.

         In December 1996, pursuant to its plan to cease all underwriting activity of HAC, the Company transferred all of its held-to-maturity debt securities to the available-for-sale category. The amortized cost of those securities at the time of transfer was $9.0 million and the gross unrealized loss on those securities was $147,000.

         The following table summarizes marketable securities at December 31, 1997 and 1996 ($ in 000's):


                                                                        DECEMBER 31, 1997
                                                  -------------------------------------------------------------
                                                                    GROSS             GROSS           ESTIMATED
                                                  AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                                     COST           GAINS             LOSSES            VALUE
                                                  ---------       ----------        ----------        ---------
Available-for-sale securities:
  Corporate bonds ...........................     $     559       $       14        $       --        $     573
  U.S. Government notes .....................           100                3                --              103
  Mortgage-backed bonds .....................           870               --               (15)             855
  Obligations of states and municipalities ..           608               18                --              626
                                                  ---------       ----------        ----------        ---------
                                                  $   2,137       $       35        $      (15)       $   2,157
                                                  =========       ==========        ==========        =========




                                                                         DECEMBER 31, 1996
                                                  --------------------------------------------------------------
                                                                  GROSS              GROSS            ESTIMATED
                                                 AMORTIZED      UNREALIZED         UNREALIZED           FAIR
                                                   COST           GAINS             LOSSES              VALUE
                                                 ---------       ----------        ----------        ---------
Available-for-sale securities:
  Corporate bonds .........................      $   1,664       $      136        $       --        $   1,800
  U.S. Government notes ...................          1,099               42                --            1,141
  Mortgage-backed bonds ...................         12,117              127              (349)          11,895
  Obligations of states and municipalities           6,700              109                (2)           6,807
  Equity securities .......................            510               90                --              600
                                                 ---------       ----------        ----------        ---------
                                                 $  22,090       $      504        $     (351)       $  22,243
                                                 =========       ==========        ==========        =========


         The stated maturity distribution of the Company's marketable securities at December 31, 1997, is as follows:



                                                          AMORTIZED       ESTIMATED
                                                            COST         FAIR VALUE
                                                         ---------       ----------
Fixed maturities due:
   After one through five years ..................       $     659       $      675
   After five through ten years ..................             608              627
   After ten years ...............................             870              855
                                                         ---------       ----------
                                                         $   2,137       $    2,157
                                                         =========       ==========



         The fair value of the marketable securities was based on quoted market prices. Maturity dates were based on stated maturities of the securities.

NOTE 4. PARTNERSHIP WITH DAKOTA HEARTLAND HEALTH SYSTEM ("DHHS")

         The Company, through a wholly owned subsidiary, owns 50% of a partnership operated as DHHS. At December 31, 1997, DHHS owned and operated two general acute care hospitals with a total of 361 beds in Fargo, North Dakota. Effective January 1, 1998, DHHS did not renew the bed license at one of these facilities, thereby reducing the licensed beds to 215. The Company has a contract with DHHS to manage the combined operations of both hospitals. It accounts for its investment in DHHS under the equity method.

         Pursuant to the terms of the partnership, the Company is required if necessary to advance funds to DHHS to cover any operating deficits. To date, no such advances have been required. The Company is entitled to receive 55% of DHHS' net income and distributable cash flow ("DCF"), as defined in the partnership agreement, until such time as it has recovered on a cumulative basis an additional $10.0 million of DCF in the form of an excess distribution. The Company has received total cash distributions of $14.8 million since August 16, 1996.

         On August 20, 1997, Dakota Medical Foundation (the "Foundation"), the Company's partner in DHHS, exercised its right to require the Company to purchase the Foundation's 50% partnership interest in DHHS. The Company has negotiated a purchase price of $64.5 million, inclusive of working capital, and expects to complete the transaction by August 1998. The Company expects to finance this acquisition through borrowings under the Restated Credit Agreement (See Note 9). If the purchase is not completed within the allowable period, the Foundation can exercise various options, including seeking remedies available at law against the Company for breach of its obligation.

         Upon completion of the purchase of the Foundation's interest in the partnership, the Company will account for DHHS under the consolidation method of accounting. Pro forma net revenue and earnings from continuing operations before interest, taxes and depreciation and amortization ("EBITDA") for the year ended December 31, 1997, respectively, assuming the Company owned 100% of DHHS on January 1, 1997, would have been as follows ($ in 000's):


                                                      AS CURRENTLY
                                                        REPORTED               PRO FORMA           INCREASE
                                                      ------------             ---------           --------

                                Net Revenue              $  659,219            $ 759,146           $ 99,927
                                EBITDA(a)                    79,458               92,646             13,188

--------------------
(a) Excludes unusual items of $6.5 million and impairment charge of $7.8 million. See Note 2.

NOTE 5. ACQUISITIONS, DISPOSITIONS AND CLOSURES OF HOSPITALS

Acquisitions

         On August 16, 1996, the Company acquired Champion through the merger of a wholly owned subsidiary of the Company with and into Champion. The Company issued approximately 19.8 million shares of its common stock in exchange for all of the issued and outstanding shares of Champion's common stock and preferred stock, and assumed all of Champion's outstanding liabilities totaling approximately $220.5 million. Additionally, outstanding options, subscription rights, warrants and convertible notes to acquire Champion's common stock were converted to similar rights to acquire approximately 1.9 million shares of the Company's common stock. The total purchase price, including all costs associated with the transaction and liabilities assumed, was approximately $394.4 million. The Merger was accounted for using the purchase method of accounting. The Company recorded goodwill of $103.5 million, which is being amortized on a straight line basis over an estimated useful life of 35 years.

         The Company incurred approximately $56.2 million in Merger-related costs, of which $40.8 million was expensed and $15.4 million was capitalized as part of the purchase price of Champion. Merger costs of $40.8 consisted primarily of cash payments, provision for benefits and grants of stock options to certain executives and employees of the Company in accordance with the Merger terms (See Notes 13 and 14) and corporate office consolidation costs. Capitalized merger costs of $15.4 million consisted primarily of payments for legal and other closing costs, cash payments and benefits provided to certain former Champion executives.

         On May 17, 1996, the Company acquired PHC Regional Hospital, including certain current assets, for approximately $71.0 million in cash. The Company financed the acquisition with amounts borrowed under the then existing credit facility. In connection with the adoption of SFAS No. 121 and the significant operating losses recognized at this facility since its acquisition date, the Company, in conjunction with an independent appraisal, recorded an impairment charge of $52.5 million ($35.2 million after-tax) at December 1996, including initially recorded goodwill of $15.8 million. The results of PHC Regional Hospital have been included in the operations of the Company since May 17, 1996.

         On May 17, 1996, the Company acquired the 139-bed Pioneer Valley Hospital in West Valley City, Utah, the 126-bed Davis Hospital and Medical Center in Layton, Utah and the 129-bed Santa Rosa Medical Center in Milton, Florida from another healthcare company. In exchange, the other party received the Company's 119-bed Peninsula Medical Center in Ormond Beach, Florida, the 135-bed Elmwood Medical Center in Jefferson, Louisiana, the 190-bed Halstead Hospital in Halstead, Kansas and $38.5 million in cash, net of a working capital differential. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for the Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of these facilities was accounted for as a purchase transaction. The Company financed the acquisition from borrowings under the then existing revolving line of credit. The Company recorded goodwill of $15.2 million, which is being amortized on a straight line basis over an estimated useful life of 20 years. The results of the acquired hospitals have been included in the operations of the Company since May 17, 1996. No material gain or loss was recorded on the hospitals exchanged.

         On September 5, 1995, the Company acquired the real and personal property and inventory of the 41-bed Jackson County Hospital in Gainesboro, Tennessee for $.6 million in cash. The Company currently operates the facility under the name of Cumberland River Hospital - South.

Dispositions and Closures

         On December 15, 1997, the Company signed a definitive agreement to sell the 123-bed Chico Community Hospital and the 60-bed Chico Rehabilitation Hospital in Chico, California. This transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals. There can be no assurance that the Company will be able to consummate this transaction.

         On May 15, 1997, the Company closed the inpatient services at PHC Regional Hospital and substantially all remaining services in June 1997. The Company closed the hospital as a result of continuing losses under the capitated contract with FHP International Inc. (now owned by PacifiCare of Utah). In August 1997, the Company executed an Amended and Restated Provider Agreement with PacifiCare of Utah, retroactive to July 1, 1997, to (i) receive payment for services provided to FHP enrollees on a per diem basis instead of a capitation basis; (ii) revise the contract term from 15 years to 5 years ending in June 2002; (iii) no longer provide exclusive service to FHP enrollees; and
(iv) agree on a mechanism to resolve disagreements regarding the administration of the capitation agreement prior to July 1, 1997.

         On May 15, 1997, a wholly owned subsidiary of the Company entered into a joint venture with a group of physicians in which the subsidiary leased the 55-bed Orange County Hospital of Buena Park ("Buena Park") and the 85-bed Bellwood General Hospital in Bellflower, California to a limited liability company formed by the joint venture. The subsidiary owns a 51% interest in the joint venture. Operating results of Buena Park subsequent to the formation of the joint venture are included in income from continuing operations.

         On April 28, 1997, the Company completed the sale of two psychiatric facilities, the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana.
No gain or loss was recognized in connection with such divestiture.

         On January 31, 1997, the Company closed the 104-bed Orange County Community Hospital of Orange and consolidated services into Buena Park.

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

         On April 24, 1995, the Company closed the 67-bed Bellwood Health Center, a psychiatric facility in Bellflower, California. In connection with the closure, the Company recorded a charge of $973,000 ($574,000 after-tax) for employee severance benefits and contract termination costs. Such charge was included in "Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations.

NOTE 6. DISCONTINUED OPERATIONS

         The Company's operations are classified into two lines of business: acute care and psychiatric care. In September 1996, the Company approved a plan to exit the psychiatric hospital business through the disposition of all of its psychiatric hospitals (the "discontinued operations"), including one of which was previously closed in April 1995. Management anticipates that the sale or closure of all such operations will be completed on or before December 31, 1998. During 1996, the Company recorded an estimated loss on disposal of the discontinued operations of $37.5 million (no income tax benefit - see Note 8) to reduce the related assets to their estimated net realizable value and to accrue for estimated operating losses of approximately $4.3 million during the phase out period. During the fourth quarter of 1997, the Company recorded an additional estimated disposal loss of $5.2 million (net of income tax benefits of $3.7 million), of which $1.9 million was for a further write down of assets to their estimated net realizable value based upon most recent offers from third party purchasers and $3.3 million for charges relating to certain outstanding litigation matters. During 1997, in accordance with APB No. 30, losses of $1.1 million from operations of the discontinued psychiatric hospitals were charged to the disposal loss accrual previously established in September 1996. Accordingly, such losses were not reflected in the 1997 Consolidated Statement of Operations.

         Long-term net assets of $3.8 million and $18.5 million of the discontinued operations have been segregated in the Consolidated Balance Sheet at December 31, 1997 and 1996 under the caption "Long-term assets of discontinued operations, net", respectively.

         During 1996, the Company recorded a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $19.9 million was related to a case involving the operation of its psychiatric programs. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. The Company did not admit liability in either case but resolved its dispute through the settlements in order to facilitate the Champion acquisition, re-establish a business relationship and/or avoid further legal costs in connection with the disputes. Operating results of the discontinued operations for the year ended December 31, 1996, including the settlement charge of $19.9 million but excluding the estimated disposal loss, have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations. Summarized operating financial data for the discontinued psychiatric care line of business for the years ended December 31, 1996 and 1995 is as follows ($ in 000's):


                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                        1996(a)             1995
                                                                        -------             ----

   Net revenue...............................................          $ 37,323          $ 57,454
   Operating loss (b)........................................           (14,892)           (2,781)
   Loss from operations before income tax benefit............           (33,545)           (4,840)
   Income tax benefit (See Note 8)...........................                --             1,988
   Net loss from operation of discontinued operations........           (33,545)           (2,852)(c)



--------------------
(a) Represents operating results for the nine months ended September 30, 1996. Operating results for the three months ended December 31, 1996 and estimated operating losses through the expected disposition date have been included in "Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations.

(b) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.
(c) Includes a charge of $973,000 ($574,000 after-tax) recorded in 1995 for employee severance benefits and contract termination costs related to the closure of a hospital.

NOTE 7. ASSETS HELD FOR SALE

         In September 1996, the Company approved a plan to exit the LA metro market principally through the disposition of the under performing hospitals in that area. Such dispositions will enable the Company to exit a market heavily penetrated by managed care organizations where the Company is not a preeminent provider of healthcare services. The Company is proceeding with its plan to dispose of the selected hospitals and expects the sale or closure of all such operations will be completed on or before December 1998. Net assets related to these facilities have been segregated from the remaining assets of the Company and are classified in the Consolidated Balance Sheet as "Assets held for sale, net" at December 31, 1997 and 1996, respectively. Operating results of the LA metro hospitals included in the Consolidated Statements of Operations are as follows ($ in 000's):



                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                            1997            1996           1995
                                                            ----            ----           ----

     Net revenue......................................     $95,864      $  92,518     $  121,812
     Operating income (loss)(a).......................       5,726         (6,440)        10,928



-------------------
(a) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.

         During 1996, in conjunction with the disposition plan of these hospitals and the Company's adoption of SFAS No. 121, the Company recorded an impairment charge of $ 11.9 million ($8.0 million after-tax) to reduce the net assets of four of these facilities and a related clinic to their estimated fair value. During 1997, the Company recorded an additional impairment charge of $7.8 million ($4.6 million after-tax) to further write down assets of these facilities to their estimated net realizable value based upon the most recent offers from third party purchasers.

NOTE 8. INCOME TAXES

         The provision for income taxes consists of the following ($ in 000's). All amounts reflect the effect of the restatement entries.


                                                                   YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                             1997            1996            1995
                                                           --------        --------        --------
Continuing Operations:
Current:
   Federal .........................................       $     --        $(18,852)       $  8,478
   State ...........................................            813          (3,075)          1,460
Deferred:
   Federal .........................................            853         (44,162)         (4,746)
   State ...........................................            146         (10,097)           (817)
                                                           --------        --------        --------
Total income tax provision (benefit) from continuing
   operations ......................................          1,812         (76,186)          4,375
Discontinued operations ............................         (3,644)             --          (1,982)
Extraordinary losses ...............................             --              --              --
                                                           --------        --------        --------
Total income tax provision (benefit) ...............       $ (1,832)       $(76,186)       $  2,393
                                                           ========        ========        ========


         During 1992, the Company changed its method of reporting income for tax purposes from cash to accrual basis. Under the cash basis, the Company deferred approximately $72.0 million of taxable income for periods ending prior to October 1, 1991. Of the amounts deferred, $16.8 million and $11.0 million were included in taxable income of years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, all income that had been deferred by the use of cash-basis accounting had been included in taxable income. Hence, no deferred income was included in taxable income for 1997.

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations ($ in 000's):


                                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                1997          %            1996           %            1995          %
                                            --------       ----        --------        ----        --------       ----

Federal statutory rate ..............       $    230        35.0       $(80,739)        (35.0)     $  3,735       35.0
State income taxes, net of Federal
  income tax benefit ................             39         6.0        (14,640)        (6.3)           640        6.0
Non-deductible merger and
  acquisition costs .................             --         --             897          0.4             --         --
Non-deductible goodwill amortization:
  Federal ...........................          1,317       200.9            571          0.2             --         --
  State .............................            226        34.4             --           --             --         --
Adjustment to valuation allowance ...             --         --          17,725          7.7             --         --
                                            --------       -----       --------        -----       --------       ----
Effective income tax rate ...........       $  1,812       276.3       $(76,186)       (33.0)      $  4,375       41.0
                                            ========       =====       ========        =====       ========       ====

         The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets and liabilities are comprised of the following ($ in 000's):






                                                                DECEMBER 31,
                                                        --------------------------
                                                          1997             1996
                                                        ---------        ---------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation ......................       $   3,684        $   9,766
                                                        ---------        ---------
     Total deferred tax liabilities .............           3,684            9,766
                                                        ---------        ---------

DEFERRED TAX ASSETS:
  Allowance for bad debts .......................         (19,923)         (22,678)
  Accrued expenses ..............................         (47,629)         (35,551)
  Net operating losses ..........................         (21,600)         (39,643)
  Other - net ...................................         (18,658)          (8,328)
                                                        ---------        ---------
     Total deferred tax assets ..................        (107,810)        (106,200)
  Valuation allowance against deferred tax assets          53,281           53,281
                                                        ---------        ---------
     Net deferred tax assets ....................         (54,529)         (52,919)
                                                        ---------        ---------

Net deferred tax assets .........................         (50,845)         (43,153)
Less: Current deferred tax assets ...............         (25,818)         (28,739)
                                                        ---------        ---------
Long-term deferred tax assets ...................       $ (25,027)       $ (14,414)
                                                        =========        =========



         For financial accounting purposes, a valuation allowance of $53.3 million has been recognized as of December 31, 1997 to offset the deferred tax assets principally related to the Company's net operating losses, bad debt allowances and other accrued expenses. The Company considered prudent and feasible tax planning strategies in assessing the need for a valuation allowance. The Company assumed $45.8 million of benefit attributable to tax planning strategies, primarily through the sale of appreciated non-core hospital assets. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset of up to $45.8 million would be charged to income in the period of such determination. The Company also assumed a $5.0 million benefit related to future taxable income. As a result of recording the above valuation allowance, the Company recognized a reduction in income tax benefits of $50.0 million in 1996, $17.7 million of which was applied to the continuing operations and the remaining $32.3 million to the discontinued operations and the extraordinary loss. Consequently, no income tax benefits were recognized on the losses from discontinued operations and the extraordinary loss during 1996. No changes were recorded to the valuation allowance during 1997.

         At December 31, 1997, the Company has net operating loss carryforwards of $50.8 million, inclusive of $24.0 million acquired from Champion in the Merger, for U.S. Federal income tax purposes that will expire in 2010. Champion had $24.3 million of net operating losses at August 16, 1996. The benefit associated with the Champion net operating losses was applied to reduce goodwill. All Champion net operating losses can only be used to offset the separate company income of the Champion group. In addition, as a result of the change in ownership of the Champion group at August 16, 1996, the Champion net operating losses are also limited under Section 382 of the Internal Revenue Code.

         The deferred tax valuation increased by $53.3 million during 1996 and remained unchanged during 1997. The 1996 increase was principally attributable to deferred tax assets related to net operating losses, bad debt allowances and other accrued expenses that may not be realized, with approximately $3.3 million of the increase resulting from the Champion merger. Any future decreases of the valuation allowance will be reported as reductions of income tax expense when recognized in financial statements for subsequent years.

         The Company received net income tax refunds of $24.1 million in 1997 and paid income taxes, net of refunds, of $1.0 million and $14.3 million during 1996 and 1995, respectively.

NOTE 9. LONG TERM DEBT

         The Company's long-term debt consists of the following ($ in 000's):


                                                                DECEMBER 31,
                                                         --------------------------
                                                            1997             1996
                                                         ---------        ---------

Revolving Credit Facility ........................       $ 149,238        $ 146,000
10% Senior Subordinated Notes ....................         325,000          325,000
6.51% Subordinated Note ..........................           7,185            7,185
Capital Lease Obligations (See Note 10) ..........           9,434            9,956
Other ............................................           7,266            7,595
                                                         ---------        ---------
                                                           498,123          495,736
Less current maturities ..........................          (6,209)          (4,679)
                                                         ---------        ---------
Total Long-term Debt .............................       $ 491,914        $ 491,057
                                                         =========        =========



         REVOLVING CREDIT FACILITY - On August 16, 1996, the Company entered into a credit agreement (the "Credit Agreement") which provided for a $400.0 million five-year Reducing Revolving Credit Facility (the "Credit Facility"). During 1997, the Company entered into the First, Second and Third Amendments to the Credit Agreement, which, among other things, reduced the credit commitment to $200.0 million effective April 14, 1997 and to $165.0 million effective August 14, 1997. Borrowings under the Credit Facility bore interest at the Company's option, from August 1996 to April 13, 1997, at (i) LIBOR plus a margin of 2.0% or (ii) the prime rate plus a margin of .75%. Pursuant to the various amendments, the interest rate was increased (a) effective April 14, 1997 through June 30, 1997, by .50% and (b) effective July 1, 1997 through August 13, 1997, the interest rate was increased an additional .50% on a monthly basis as compared to rates otherwise in effect prior thereto and (c) effective August 14, 1997 through March 29, 1998, at the Company's option, at a rate equal to LIBOR plus a margin of 3.25% or the prime rate plus a margin of 2.25%. The Company was required to pay annual commitment fees ranging from .25% to .50% on the unused portion of the Credit Facility. Letters of credit issued under the Credit Facility required annual fees equal to the then required LIBOR increment. The weighted average borrowing rate for the year ended December 31, 1997 was 8.3% under the Credit Facility. As of

December 31, 1997, the Company had outstanding borrowings of $149.2 million and outstanding letters of credit of $15.8 million.

         On March 30, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement"), which provided for a $180.0 million five-year Reducing Revolving Credit Facility (the "$180.0 million Facility") and $75.0 million in Term Loan Facilities (the "$75.0 million Facilities")(collectively, the "Facilities"), consisting of a five-year $25.0 million Term Loan Facility ("Tranche A Facility") and a six-year $50.0 million Term Loan Facility ("Tranche B Facility"). The $180.0 million Facility is available for (i) general corporate purposes, including funding working capital needs, Permitted Acquisitions and capital expenditures, (ii) issuance of letters of credit up to $25.0 million and (iii) replacing existing indebtedness of the Company under its prior Credit Agreement. It is subject to mandatory quarterly reductions of $12.0 million, commencing on March 31, 2000, and a limit of $50.0 million availability for working capital needs. The $75.0 million Facilities are available for replacing existing indebtedness of the Company under its prior Credit Agreement and initial Permitted Acquisition advances. Tranche A Facility is payable in quarterly installments ranging from $600,000 to $2,500,000, with the final payment due on March 31, 2003. Tranche B Facility is payable in annual installments of $500,000 with the final balloon payment due on March 31, 2004. The Company is further required to make mandatory prepayments under the Facilities equal to 100% of (i) net cash proceeds from permitted asset sales,
(ii) debt issuances and (iii) equity issuances, subject to certain allowable exclusions for debt and equity as described in the Restated Credit Agreement. Such prepayments do not result in a mandatory reduction in borrowing capacity under the $180.0 million Facility but may result, in certain circumstances, in a mandatory permanent reduction of the $75.0 million Facilities. The Company is subject to certain fees in the event targeted levels of asset dispositions are not achieved by June 30, 1998 and September 30, 1998. Borrowings under the $180.0 million Facility and the Tranche A Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from 1.25% to 2.75% or (ii) the prime rate plus a margin ranging from 0.0% to 1.25%. Borrowings under the Tranche B Facility bear interest at LIBOR plus 2.75% and may be reduced in certain circumstances. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the $180.0 million Facility. Letters of credit issued under the $180.0 million Facility require annual fees equal to the effective LIBOR increment and are to be paid quarterly in arrears.

         The Facilities are secured by the right of lenders to a first priority lien in certain of the real and personal properties of the Company and its subsidiaries and a first priority interest in the capital stock of all of the Company's present and future subsidiaries, except for the Excluded Subsidiaries as defined in the Restated Credit Agreement.

         During 1996, the Company recognized an extraordinary loss for the write-off of deferred loan costs of $1.7 million relating to the credit facility in existence prior to August 1996.

         SENIOR SUBORDINATED NOTES - On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes (the "Notes"). Of the $315.2 million net proceeds received from the offering, $81.6 million was used to repay the 9.875% Senior Subordinated Notes (the "9.875% Notes"), including $3.9 million in tender and consent fees, $177.7 million to repay certain Champion existing debt assumed upon the consummation of the Merger, and the remaining $55.9 million to repay amounts outstanding under the Company's previous revolving credit facility. The Notes are general unsecured senior subordinated obligations of the Company and will mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001.

         On August 22, 1996, all of the 9.875% Notes were redeemed, which resulted in an extraordinary loss of $6.0 million, consisting of $3.9 million in tender and consent fees and $2.1 million for the write-off of deferred financing costs.

         6.51% SUBORDINATED NOTE - Pursuant to an agreement in conjunction with the Merger, the Former Sole Shareholder received a $7.2 million 6.51% subordinated note from the Company. The note provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years. In connection with the Company's execution of the First Amendment to the Credit Agreement, the Former Sole Shareholder waived its right to receive principal payments under the note until all obligations of the Company under the Restated Credit Agreement have been satisfied.

         OTHER DEBT - Other debt at December 31, 1997 and 1996 consists primarily of mortgage notes and other collateralized and unsecured notes. These obligations mature in various installments through 2016 at interest rates ranging from 8.8% to 10.0% in 1997 and 9.0% to 12.5% in 1996.

         The terms of the various debt agreements include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, change of control acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding fixed charge coverage, leverage, minimum EBITDA, net worth and maintenance of the commercial paper program (see Note 11). The Company may declare and pay cash dividends in an aggregate amount not to exceed $250,000 in connection with a merger consummated by Champion prior to its acquisition by the Company. Under certain circumstances, the Company may repurchase its own common stock from directors, officers and employees in an aggregate amount not to exceed $1.0 million dollars per year. The Company was in compliance with or received permanent waivers for all loan covenants to which it was subject as of December 31, 1997 and 1996.

         Maturities of long-term debt outstanding as of December 31, 1997 for the next five years and thereafter are ($ in 000's):

1998 .................................         $    6,209
1999 .................................             52,610
2000 .................................             51,366
2001 .................................             50,573
2002 .................................              1,359
Thereafter ...........................            336,006
                                               ----------
  Total                                        $  498,123
                                               ==========

         The Company paid interest of $46.4 million, $20.0 million and $16.0 million during 1997, 1996 and 1995, respectively.

NOTE 10. LEASES

         The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments as of December 31, 1997, including amounts relating to leased hospitals, for the next five years and thereafter are ($ in 000's):

                YEARS ENDED DECEMBER 31,                 OPERATING       CAPITAL
                ------------------------                 ---------       -------

    1998............................................     $   17,276     $   2,208
    1999............................................         16,499         1,728
    2000............................................         15,259         1,019
    2001............................................         14,206           924
    2002............................................         13,441           850
    Thereafter......................................         30,009         7,310
                                                          ---------      --------
    Total minimum future payments...................     $  106,690        14,039
                                                         ==========
    Less amount representing interest...............                       (4,605)
                                                                         --------
                                                                            9,434
    Less current portions...........................                       (1,522)
                                                                         --------
    Long-term capital lease obligations.............                    $   7,912
                                                                        =========

         The following summarized amounts relate to assets leased by the Company under capital leases ($ in 000's):


                                        DECEMBER 31,
                                  ----------------------
                                    1997           1996
                                  -------        -------


Property, Plant & Equipment...    $ 6,612        $ 9,551
Accumulated Depreciation .....     (2,419)        (3,500)
                                  -------        -------
   Net Book Value ............    $ 4,193        $ 6,051
                                  =======        =======

         Depreciation of assets under capital leases is included in depreciation and amortization in the Consolidated Statements of Operations. Rental expense was $25.6 million, $20.1 million and $18.3 million for 1997, 1996 and 1995, respectively.

NOTE 11. SALE OF ACCOUNTS RECEIVABLE

         A subsidiary of the Company has an agreement with an unaffiliated trust (the "Trust") to sell the Company's hospital eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution provides up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company's subsidiary, with the Eligible Receivables serving as collateral. The commercial paper notes have a term of not more than 120 days. Eligible receivables sold to the Trust at December 31, 1997, 1996 and 1995 were $38.3 million, $49.8 million and $65.0 million, respectively. Interest expense charged to the Trust related to the commercial paper financing is passed through to the Company and included as interest expense in the Company's consolidated financial statements. Interest expense incurred by the Company related to this program was $2.5 million, $3.2 million and $4.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         As of December 31, 1997 and 1996, the Company was in not in compliance with certain provisions under the Trust agreement. The Company has received a waiver of such provisions under the Trust.

NOTE 12. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS - All financial instruments are held for purposes other than trading. The estimated fair values of all financial instruments, other than marketable securities and long-term debt, approximated their carrying amounts in the consolidated balance sheets due to the short-term maturity of these instruments. The carrying amount and fair value of marketable securities are disclosed at Note 3. The carrying amount and fair value of long-term debt are as follows ($ in 000's):


                                                            DECEMBER 31,
                                             -----------------------------------------------
                                                     1997                      1996
                                             --------------------      ---------------------
                                             CARRYING       FAIR       CARRYING       FAIR
                                              AMOUNT        VALUE       AMOUNT       VALUE
                                             --------     --------     --------     --------
Long-term Debt:
    Revolving Credit Facility ..........     $149,238     $149,238     $146,000     $146,000
    10% Senior Subordinated Notes ......      325,000      331,500      325,000      305,500
    6.51% Subordinated Note ............        7,185        6,790        7,185        6,557



     The fair value of the Credit Facility approximated the carrying amount since the interest rate is based on a current market rate. The fair value of the Notes was based on the quoted market price. The fair value of the remaining debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

NOTE 13. STOCKHOLDERS' EQUITY

         COMMON AND PREFERRED STOCK - The Company has 150.0 million authorized shares of common stock, no stated value per share. Each share is entitled to one vote and does not have any cumulative voting rights. The Company is also authorized to issue 25.0 million shares of preferred stock at $.01 par value per share, which may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of common stock.

         Pursuant to a Shareholder Protection Rights Agreement, the Company designated 1.5 million of its 25.0 million authorized preferred shares as Participating Preferred Stock ("Preferred Share") and paid a dividend of one Preferred Share purchase right ("Right") for each outstanding share of the Company's common stock to stockholders of record as of August 15, 1996. Similar rights will be issued with respect to common stock subsequently issued. Each Preferred Share will be entitled to an aggregate quarterly dividend equal to the greater of 25% of each Right's exercise price or 100 times the quarterly dividend declared on the Company's common stock. In the event of liquidation, the holder of each Preferred Share will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. Each Preferred Share will have 100 votes, voting together with the common stock. No Preferred Shares are currently outstanding. Each Right entitles the registered holder to purchase from the Company, one one-hundredth of a Preferred Share at a price of $42.50, subject to an adjustment that could include the right to acquire, subject to certain conditions, common stock in the Company or such other entity with which the Company engages in certain types of transactions, such as a merger. The Rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's outstanding shares of common stock (i.e., becomes an "Acquiring Person" as defined in the related Rights Agreement). The Rights, which expire on August 16, 2006, are redeemable in whole, but not in part, at the Company's option at a price of $.01 per Right at any time before such dates specified in the Rights Agreement in relation to a person becoming an Acquiring Person.

         In connection with the Merger, in August 1996, all 450 outstanding shares of the Company's common stock, which were solely owned by the Former Sole Shareholder, were split into an aggregate of 29.8 million shares as a result of a 66,159.426-for-one stock split. Upon the consummation of the Merger, each share of Champion common and preferred stock was exchanged for one and two shares of the Company's common stock, respectively. Accordingly, the Company issued 19.8 million shares of its common stock in connection with such exchange. On August 16, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "PLS."

         During the 1996 period prior to the Merger, the Company paid cash dividends of $3.8 million to the Former Sole Shareholder. In conjunction with the Merger, the Company declared a dividend of $21.1 million to the Former Sole Shareholder, which was paid on August 30, 1996. After receipt of the $21.1 million dividend and accrued interest of $104,000, and pursuant to a related agreement, the Former Sole Shareholder paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, the Former Sole Shareholder loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (See Note 9).

         On August 16, 1996, the Company completed a sale of 5.2 million shares of its common stock at $8.50 per share. Net proceeds of $39.8 million were used along with proceeds from the Notes offering (See Note 9) to repay existing and acquired indebtedness as well as pay for Merger related costs (See Note 5).

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

         At December 31, 1997, there were 9.8 million shares of common stock reserved for exercise of options. Except for the Value Options as noted above, stock options were generally granted at an exercise price equal to the estimated fair market value of the shares on the date of grant and expire ten years from the grant date. The Value Options are fully vested on the date of grant, with the remaining options vesting generally over a period of 3 to 4 years from the date of grant. Options generally expire upon certain events (such as termination of employment with the Company), except for Value Options, which remain exercisable until the end of the 10-year option term. The following table presents the number of shares covered by options outstanding and the related number of options granted, assumed, exercised and canceled since August 1996 (in 000's):



                                                                                               WEIGHTED
                                                      NUMBER               EXERCISE             AVERAGE
                                                        OF                  PRICE              EXERCISE
                                                      OPTIONS             PER SHARE              PRICE
                                                      -------             ----------           -----------
Outstanding at January 1, 1996....................         --                    --                     --

  Granted.........................................      5,530         $ .01 to $8.50            $     4.28
  Assumed.........................................      1,335         $1.00 to $9.00                  5.96
  Exercised.......................................         --                  -                        --
  Canceled........................................         --                  -                        --
                                                      -------

Outstanding at December 31, 1996..................      6,865         $ .01 to $9.00                  4.60


Granted...........................................      1,105         $5.19                           5.19
Exercised.........................................       (280)        $ .01                           0.01
Canceled..........................................       (135)        $ .01 to $9.00                  2.18
                                                      -------
Outstanding at December 31, 1997..................      7,555         $ .01 to $9.00            $     4.90
                                                      =======




         The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1997 (in 000's):




                     OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
          ------------------------------------------------------------------    ---------------------------------
                                              Weighted
                                               Average          Weighted                            Weighted
             Range of                         Remaining          Average                             Average
             Exercise         Number         Contractual         Exercise          Number           Exercise
              Price        Outstanding          Life              Price         Exercisable           Price
          ---------------- --------------- ---------------- ----------------    ---------------- ----------------

          $0.01                2,369          8.6 years            $0.01             2,369            $0.01
          $1.00-$9.00          5,186          7.8 years            $7.14             1,799            $6.40


         The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average grant-date fair value of options granted during 1997 was $3.66, using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.60% and 6.25%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's stock of 97.4% and 49.2%; and a weighted-average expected life of the option of 4 years.

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

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1997 and 1996 are as follows and includes compensation expense of $5.6 million ($3.3 million after-tax) and $2.0 million ($1.2 million after-tax), respectively, ($ in 000's, except for earnings per share data):


                                                             1997               1996
                                                       ---------------     ---------------

Pro forma net loss...............................         $   (9,687)        $ (234,464)
Pro forma net loss per share:
   Basic and Assuming dilution...................              (0.18)             (5.98)



         WARRANTS AND CONVERTIBLE SECURITIES - As of December 31, 1997, the Company had outstanding warrants to purchase 422,286 shares of Common Stock at an exercise price ranging from $.01 to $9.00 per share and expiring from June 1, 1999 through December 31, 2003. In addition, it had certain outstanding rights or securities which are convertible into 60,067 shares of Common Stock.

NOTE 14. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Pursuant to an amendment effective April 1, 1997, participants may contribute up to 15% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches $.25 for each $1.00 of employee contributions up to 6% of employees' gross pay and may make additional discretionary contributions. Total expense for employer contributions to the plan for 1997, 1996 and 1995 was $1.6 million, $1.3 million and $1.5 million, respectively.

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to a selected group of management and highly compensated employees. As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. During 1996, the Company recognized Merger expenses of $5.1 million related to the vesting of such benefits. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. The Company capitalized approximately $1.9 million of such non-cash charges as part of the purchase price of Champion. In April 1997, the Board of Directors elected to terminate the provision of future benefits for certain participants under the plan which resulted in a plan curtailment. Such curtailment substantially offset plan expenses of $1.75 million for the year ended December 31, 1997, resulting in net expenses under the plan of approximately $141,000 in 1997. Total expenses for the plan were $1.1 million and $850,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE 15. COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' LITIGATION - The Company and Champion are defendants in a class action lawsuit filed in April 1996 in the Court of Chancery of the State of Delaware in and for New Castle County by a Champion stockholder. This lawsuit alleges, among other things, that the Merger and the consideration to be paid to Champion's stockholders was unfair and grossly inadequate and that the defendants violated their fiduciary duties to Champion and the stockholders of Champion. In this action, the plaintiff seeks to rescind the Merger transaction or award Champion stockholders rescissory damages, plus costs and attorneys' fees.

         Since October 11, 1996, a number of complaints have been filed against the Company by current or former stockholders of the Company relating to the Merger of the Company and Champion. Seven of these complaints purport to be class actions filed on behalf of persons who, between August 13, 1996 and October 9, 1996, received the Company's common stock through the Merger with Champion, purchased common stock, or purchased the Company's $325 million 10% Senior Subordinated Notes (the "Notes"). Two other complaints purport to be derivative actions filed on behalf of Champion. Two of the putative class action complaints were filed in the Superior Court of the State of California, County of Los Angeles, one in the District Court of Harris County, Texas and four in the United States District Court for the Southern District of Texas, Houston Division. The only currently active class action lawsuit is in the U.S. District Court for the Southern District of Texas, where plaintiffs filed a Consolidated Class Action Compliant captioned In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464, which consolidated and amended the earlier federal class action complaints. The three state court class actions have since been suspended in deference to the Federal class action. The two derivative complaints are also pending in the U.S. District Court for the Southern District of Texas under the captions Caven v.
Miller, No. H-96-4291, and Orovitz v. Miller, No. H-97-2752.

         The federal stockholder class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. The Company has terminated an agreement with representatives of certain stockholder claimants tolling the statute of limitations as to certain other unasserted claims. The plaintiffs allege that during the class period the defendants disseminated materially misleading statements and omitted disclosing material facts about the Company and its business, specifically in the reporting and disclosure of reserves, bad debt expenses, collection expenses and facility closure costs, and that the price of the Company's common stock was artificially inflated. The plaintiffs also allege that statements contained in the various registration statements and prospectuses for securities offerings during the class period were materially inaccurate and misleading. The plaintiffs seek damages in an unspecified amount and equitable or injunctive relief, plus costs and attorneys' fees. The derivative actions assert various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, and other persons. Defendants moved to dismiss certain of the class action and derivative claims. In ruling on defendants' motions to dismiss, the federal court granted dismissal of the claims involving the sale of subordinated notes, but permitted all other claims in the federal actions to proceed to discovery.

         In light of the Company's restatement of financial information contained in the various registration statements and prospectuses, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a material adverse effect on the Company.

OTHER LITIGATION - In October 1995, two former hospital employees of the Company (the "relators") filed a civil complaint under seal on behalf of the United States and the State of California against Paracelsus, certain of its subsidiaries, and others in the United States District Court for the Central District of California. The Company did not learn of the case until late July 1997 after the Court permitted the United States to provide a copy of the complaint to the defendants solely for purposes of settlement negotiations. Shortly after the Company learned of the complaint, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services seeking documents relating to certain of the same matters.

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

         The Company is not currently able to predict whether the above litigation will settle or whether the outcome, by settlement or litigation, will have a material adverse effect on the Company.

         On September 10,1997, twelve health care insurers and/or administrators filed an action encaptioned Blue Cross and Blue Shield United of Wisconsin et al. v. Paracelsus Healthcare Corporation, Case No. 97-6760 SVW
(RCx), in the United States District Court for the Central District of California against the Company and two of its subsidiaries. Plaintiffs allege that over many years Defendants fraudulently induced them to make payments under their members' plans through a variety of allegedly improper practices, principally in connection with certain psychiatric treatment and alcohol or chemical dependency programs previously operated at the Company's psychiatric hospitals in the Los Angeles area. The alleged improper practices include systematic waiver of co-insurance obligations and misrepresentation of patients' symptoms, conditions, diagnosis and/or treatment. Plaintiffs assert claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"), as well as for fraud, negligent misrepresentation, unjust enrichment, and conversion.

         On February 13, 1998, the court granted, in major part, the Company's motion to dismiss the Complaint. Of Plaintiffs' seven claims for relief, the court dismissed six for inadequate pleading and, in one case, for failure to state a claim. Only Plaintiffs' ERISA claim was allowed to stand. The court also ruled that Plaintiffs had failed adequately to explain their failure to discover the alleged misconduct within the applicable statutes of limitations, thereby limiting their fraud claims to those arising after September 10, 1994, and RICO claims to those arising after September 10, 1993. The court permitted the Plaintiffs to replead their claims.

         On March 10, 1998, Plaintiffs filed their First Amended Complaint restating each of their causes of action. In their First Amended Complaint, Plaintiffs seek damages exceeding $30.5 million, treble damages under RICO, restitution under ERISA, together with reasonable attorneys' fees and various costs and expenses. The Company does not believe Plaintiffs have cured the defects in their original Complaint and intends to file a motion to dismiss the First Amended Complaint, including the ERISA claim, on grounds that Plaintiffs have still not pleaded their claims with sufficient particularity and still not adequately explained their failure to discover the alleged misconduct within the applicable statutes of limitations. If the motion is unsuccessful, the Company intends vigorously to defend the action.

         The Company is currently unable to predict the litigation's outcome or whether any adverse outcome will have a materially adverse effect on the Company.

         With respect to the Other Litigation discussed above, the Company has recorded $5.7 million as an estimate of the ultimate resolution of such litigation, including an estimate for legal fees. However, there can be no assurance that the ultimate liability regarding these matters will not exceed the Company's estimate. Such amount is reflected under the caption, "Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Company's Consolidated Statement of Operations.

         PROFESSIONAL AND LIABILITY RISKS - The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through its wholly owned subsidiary, Hospital Assurance Company Ltd. ("HAC"). The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100 million. Commencing January 1, 1997, pursuant to the Company's plan to cease all underwriting activity of HAC, the Company became self-insured for the first $1 million of general and professional liability claims, with excess insurance amounts up to $100 million covered by a third party insurance carrier, including all claims incurred but not reported as of December 31, 1996 for all subsidiaries, including Champion. The Company is self-insured for reported claims related to former Champion facilities for periods prior to 1997 up to $1.0 million per occurrence and $4.0 million in the aggregate, with amounts in excess of $1.0 million but less than $10 million covered by a third party insurance carrier. Effective October 1, 1997, the Company changed its professional and general liability insurance carrier. The Company continues to self-insure the first $1.0 million per occurrence of general and professional liability claims and $4.0 million in the aggregate; however, excess insurance amounts up to $50.0 million are now covered by third party insurance carriers. The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.

         The Company believes that its insurance and loss reserves are adequate to cover potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 16. CERTAIN RELATED PARTY TRANSACTIONS

         The Company paid dividends of $24.9 million and $5.4 million to the Former Sole Shareholder during the years ended December 31, 1996 and 1995, respectively. The Company also paid accrued interest of $104,000 to the Former Sole Shareholder in connection with the dividend paid in August 1996, pursuant to the terms of the Merger agreement. After receipt of the dividend paid in August 1996 and pursuant to a related agreement, the Former Sole Shareholder paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, the Former Sole Shareholder loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (See Note 9).

         Effective August 1996, the Company is a party to an agreement with Dr. Krukemeyer, pursuant to which he provides management and strategic advisory services to the Company for an annual consulting fee of $1.0 million, for a term not to exceed ten years. Effective April 15, 1997, the annual consulting fee to Dr. Krukemeyer was reduced to $250,000 until all obligations of the Company under the Restated Credit Agreement have been satisfied. Payments of $500,000 and $375,000 were made to Dr. Krukemeyer during 1997 and 1996, respectively.

         Prior to the consummation of the merger with Champion, the Company was a party to an Amended and Restated Know-how Contract with Paracelsus Klinik, a sole proprietorship owned by Dr. Krukemeyer, which provided for the transfer of specified know-how to the Company for an annual payment of the lesser of $400,000 or 0.75% of Paracelsus' net operating revenue, as defined in the Know-how Contract. Such contract was terminated in August 1996. Payments of $250,000 and $400,000 were made to Paracelsus Klinik during 1996 and 1995, respectively.



NOTE 17. SUBSEQUENT EVENTS

         In March 1998, the Company entered into an Amended and Restated Credit Agreement, which provides for a $180.0 million Reducing Revolving Credit Facility and $75.0 million Term Loan Facilities (See Note 9).

         On February 27, 1998, the Company's wholly owned subsidiary, HAC, entered into an agreement with a third party insurance carrier to commute any and all remaining workers compensation liabilities of HAC. The agreement, which was effective January 1, 1998, provided that HAC would pay the third party insurance carrier $1.8 million, in return the insurance carrier assumed all of HAC remaining workers compensation liabilities (recorded and unrecorded) which totaled $1.8 million at January 1, 1998. Accordingly, the Company expects to complete its wind down of HAC in early 1998.

NOTE 18. QUARTERLY DATA (UNAUDITED)

         The following table summarizes the Company's quarterly financial data for the years ended December 31, 1997 and 1996 ($ in 000's, except per share data):


                                                                                           INCOME (LOSS) PER SHARE
                                                                                 ---------------------------------------------
                                       INCOME
                                       (LOSS)
                                        FROM                            NET                                           NET
                          NET        CONTINUING     DISCONTINUED       INCOME      CONTINUING     DISCONTINUED      INCOME
      QUARTERS          REVENUE      OPERATIONS      OPERATIONS        (LOSS)      OPERATIONS      OPERATIONS       (LOSS)
------------------------------------------------------------------------------------------------------------------------------
First Quarter -

    1997               $168,490     $    5,168      $       --        $   5,168    $    0.09      $      --       $  0.09
    1996(a)             115,323         (2,927)        (11,422)         (14,349)       (0.10)         (0.38)        (0.48)

Second Quarter -
    1997(b)             167,256         (3,017)             --           (3,017)       (0.05)            --         (0.05)
    1996                119,863         (1,237)         (3,925)          (5,162)       (0.04)         (0.13)        (0.17)

Third Quarter -
    1997                166,661            138              --              138           --             --            --
    1996(c)             126,008        (45,348)        (19,196)         (69,101)       (1.08)         (0.45)        (1.63)

Fourth Quarter -
    1997(d) (e)         156,812         (3,445)         (5,243)          (8,688)       (0.06)         (0.10)        (0.16)
    1996(f)             131,912       (104,985)        (36,452)        (144,604)       (1.92)         (0.67)        (2.64)


-------------------------
(a) Includes an after-tax charge for settlement costs of $13.2 million ($0.44 per share) relating to certain lawsuits.
(b) Includes after-tax unusual charges of $3.5 million ($0.07 per share), consisting of $2.0 million ($0.04 per share) relating to the closure of a hospital and $1.5 million ($0.03 per share) relating to a corporate reorganization.
(c) Includes net aggregate after-tax non-recurring charges of $40.1 million ($0.95 per share), consisting of impairment charge of $7.9 million ($0.18 per share), merger costs of $27.6 million ($0.65 per share) and extraordinary loss from early extinguishment of debt of $4.6 million ($0.11 per share). Quarterly results also include $4.5 million ($0.11 per share) recorded for contractual expenses related to revised estimates of allowances on accounts receivable under the Medicare and Medicaid programs for periods prior to the quarter ended September 30, 1996.
(d) Includes after-tax unusual charges consisting of a reversal of a loss contract accrual of $9.2 million ($0.17 per share), offset by a charge of $1.8 million ($0.03 per share) for the settlement of certain litigation. Quarterly results also include an after-tax impairment charge of $4.6 million ($0.08 per share), and contractual expenses of $2.8 million ($0.05 per share) to revise estimates of amounts due to the Company with respect to Medicare/Medicaid receivables, the majority of which relate to prior years, and other after-tax charges totaling $1.4 ($0.03 per share) million attributable to the enactment of the Balanced Budget Act of 1997 effective October 1, 1997 and other recently announced initiatives by the Federal government with respect to reimbursement practices and policies.
(e) Discontinued operations includes an after-tax disposal loss of $5.2 million ($0.09 per share) on these facilities, consisting of an impairment charge of $1.9 ($0.03 per share) million to reduce psychiatric hospital assets to their estimated net realizable value based upon the most recent offers from third party purchasers and a charge of $3.3 ($0.06 per share) million relating to certain outstanding litigation matters.
(f) Includes net aggregate after-tax non-recurring charges of $78.8 million ($1.43 per share), consisting of an accrued loss for a loss contract of $27.0 million ($0.49 per share), additional impairment charge of $41.9 million ($0.76 per share), expenses for Special Committee's investigation and other litigation matters of $14.2 million ($0.26 per share), net of reversal of excess merger costs of $4.3 million ($0.08 per share). Quarterly results also include $15.7 million ($0.29 per share) recorded for contractual expenses related to revised estimates of allowances on accounts receivable under the Medicare, Medicaid and other programs for periods prior to the quarter ended December 31, 1996.

         The results of Champion have been included in the operations of the Company since August 16, 1996. Per share data for quarters prior to the quarter ended September 30, 1996 have been restated to reflect the 66,159.426-for-one stock split in August 1996.

         Quarterly operating results are not necessarily representative of operations for a full year for various reasons including levels of occupancy, fluctuations in interest rates, and acquisitions and divestitures.

NOTE 19. RECENT PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for financial statements for periods beginning after December 15, 1997 and which will apply to the Company beginning with its fiscal year ending December 31, 1998.

         SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. Examples of comprehensive income, other than net income, include unrealized gains and losses on certain investments in debt and equity securities and foreign currency items.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         DAKOTA HEARTLAND HEALTH SYSTEM

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                         Dakota Heartland Health System

                       Consolidated Financial Statements


                     Years ended December 31, 1997 and 1996


                                    CONTENTS


Report of Independent Auditors..........................................................................70

Consolidated Financial Statements

Consolidated Balance Sheets.............................................................................71
Consolidated Statements of Income.......................................................................72
Consolidated Statements of Partners Equity..............................................................73
Consolidated Statements of Cash Flows...................................................................74
Notes to Consolidated Financial Statements..............................................................75


                         Report of Independent Auditors

Board of Governors
Dakota Heartland Health System

We have audited the accompanying consolidated balance sheets of Dakota Heartland Health System (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a).These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dakota Heartland Health System at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Houston, Texas
February 12, 1998

                         Dakota Heartland Health System

                          Consolidated Balance Sheets



                                                                        DECEMBER 31
                                                                  1997             1996
                                                               -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 7,276,675     $ 6,718,589
   Patient receivables, net of allowance for uncollectible
      accounts of $1,278,500 and $3,260,600 in 1997 and
       1996, respectively                                       14,374,894      16,929,466
   Supplies inventory                                            2,197,815       1,995,829
   Prepaid expenses and other current assets                     1,833,996       1,912,492
                                                               -----------     -----------

Total current assets                                            25,683,380      27,556,376

Property and equipment, net                                     60,663,177      58,034,774
Other assets:
   Investment in and advances to affiliates                      2,316,137       2,024,918
   Organizational costs, less accumulated amortization
     of $435,300 and $220,200 in 1997 and
     1996, respectively                                            640,186         855,282
   Other                                                           234,915         180,264
                                                               -----------    ------------
Total assets                                                   $89,537,795     $88,651,614
                                                               ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Accounts payable                                            $ 5,017,075     $ 5,336,625
   Estimated third-party payor settlements                       2,905,822       2,125,946
   Accrued salaries and benefits                                 2,999,265       3,282,720
   Other current liabilities                                     2,923,616       2,280,017
                                                               -----------     -----------
Total current liabilities                                       13,845,778      13,025,308

Partners' equity                                                75,692,017      75,626,306
                                                               -----------     -----------
Total liabilities and partners' equity                         $89,537,795     $88,651,614
                                                               ===========     ===========





See accompanying notes.

                         Dakota Heartland Health System

                       Consolidated Statements of Income

                                                 YEAR ENDED DECEMBER 31
                                                  1997             1996
                                               ---------        ---------

Revenue:

   Net patient service revenue              $ 96,172,447     $103,008,100
   Other revenue                               3,754,498        3,598,743
                                            ------------     ------------
Net revenue                                   99,926,945      106,606,843

Expenses:
   Salaries and benefits                      36,509,074       36,722,276
   Professional fees                          12,351,437       15,084,913
   Supplies                                   17,218,273       16,868,015
   Depreciation and amortization               4,595,021        3,702,282
   Provision for uncollectible accounts        3,407,198        4,301,097
   Repairs and maintenance                     1,416,805        1,214,847
   Utilities                                   1,298,086        1,295,912
   Rent and leases                             1,244,227        1,618,966
   Property taxes                                993,731          800,288
   Other                                       3,085,405        2,927,245
                                            ------------     ------------
Total expenses                                82,119,257       84,535,841
                                            ============     ============
Net income                                  $ 17,807,688     $ 22,071,002
                                            ============     ============





See accompanying notes.

                         Dakota Heartland Health System

                  Consolidated Statements of Partners' Equity


                                           PARACELSUS         DAKOTA
                                            HEALTHCARE        MEDICAL
                                           CORPORATION        FOUNDATION            TOTAL
                                         ------------------------------------------------
Partners' equity at January 1, 1996      $ 48,144,648      $ 26,679,864      $ 74,824,512
   Net income                              12,139,051         9,931,951        22,071,002
   Partners' distributions                (11,698,064)       (9,571,144)      (21,269,208)
                                         ------------      ------------      ------------
Partners' equity at December 31, 1996      48,585,635        27,040,671        75,626,306
   Net income                               9,794,228         8,013,460        17,807,688
   Partners' distributions                 (9,758,087)       (7,983,890)      (17,741,977)
                                         ------------      ------------      ------------
Partners' equity at December 31, 1997    $ 48,621,776      $ 27,070,241      $ 75,692,017
                                         ============      ============      ============





See accompanying notes.

                         Dakota Heartland Health System

                     Consolidated Statements of Cash Flows


                                                                     YEAR ENDED DECEMBER 31
                                                                    1997              1996
                                                                ------------------------------
OPERATING ACTIVITIES
Net income                                                      $ 17,807,688      $ 22,071,002
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                4,595,021         3,702,282
      Loss (gain) on sale of property and equipment                   24,044          (353,663)
      Provision for uncollectible accounts                         3,407,198         4,301,097
      Minority interest                                                   --           103,072
      Changes in operating assets and liabilities:
         Patient receivables, net                                   (482,951)       (3,891,281)
         Supplies inventory                                         (201,986)         (393,043)
         Prepaid expenses and other current assets                  (291,179)         (909,473)
         Other assets                                                (54,651)         (159,321)
         Accounts payable                                           (319,550)       (7,043,391)
         Estimated third-party payor settlements                     779,876           117,770
         Accrued salaries and benefits                              (283,455)         (265,785)
         Other current liabilities                                   643,599           236,223
                                                                ------------      ------------
Net cash provided by operating activities                         25,623,654        17,515,489

INVESTING ACTIVITIES
Purchase of property and equipment                                (7,076,757)       (9,022,461)
Payment for organizational costs                                          --            (5,189)
Proceeds from sale of property and equipment                          44,385           750,000
Increase in investments and advances to affiliates                  (291,219)         (312,907)
                                                                ------------      ------------
Net cash used in investing activities                             (7,323,591)       (8,590,557)

FINANCING ACTIVITIES
Partners' distributions                                          (17,741,977)      (21,269,208)
                                                                ------------      ------------
Increase (decrease) in cash and cash equivalents                     558,086       (12,344,276)
Cash and cash equivalents at beginning of year                     6,718,589        19,062,865
                                                                ------------      ------------
Cash and cash equivalents at end of year                        $  7,276,675      $  6,718,589
                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes                                             $    579,743      $    601,763
                                                                ============      ============


See accompanying notes.

                         Dakota Heartland Health System

                   Notes to Consolidated Financial Statements


                                December 31, 1997


1. ORGANIZATION AND ACCOUNTING POLICIES

On December 21, 1994, Dakota Heartland Health System (the "Partnership"), a general partnership, was formed by a wholly-owned subsidiary of Champion Healthcare Corporation ("Champion") that owned Heartland Medical Center, a 140-bed general acute facility in Fargo, North Dakota, and Dakota Medical Foundation (the "Foundation"), a not-for-profit corporation that owned Dakota Hospital, a 199-bed general acute care hospital also in Fargo, North Dakota. Champion and the Foundation contributed certain assets and liabilities, excluding long-term debt except capital leases, of their respective hospitals, and Champion contributed an additional $20 million in cash, each in exchange for 50% ownership in the Partnership. The Partnership then made a $20 million cash distribution to the Foundation. On December 21, 1994, Champion entered into an operating agreement with the Partnership to manage the combined operations of the two hospitals. Champion will receive 55% of the net income and distributable cash flow ("DCF") of the Partnership until such time as it has recovered, on a cumulative basis, an additional $10 million of DCF in the form of an "excess" distribution. In 1996, Paracelsus Healthcare Corporation ("Paracelsus") became the sole owner of Champion.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dakota Heartland Health System and Dakota Health Enterprises, a wholly-owned subsidiary of the Partnership.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Although estimates are considered to be fairly stated at the time that the estimates are made, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SUPPLIES INVENTORY

Supplies inventory is stated at the lower of cost or market, with cost determined substantially on a first-in, first-out basis.

                         Dakota Heartland Health System

1. ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment acquisitions are recorded at cost at the date of receipt. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 25 years. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

INCOME TAXES

The Partnership's income is attributed to its partners for income tax purposes. Accordingly, it has not accrued any liability for income taxes. An entity owned by the Partnership has paid income taxes of $579,743 and $601,763 in 1997 and 1996, respectively.

RECLASSIFICATIONS

Certain reclassifications were made to the 1996 financial statements to conform to 1997 presentation. The reclassifications had no effect on net income or partners' equity as previously reported.

2. NET PATIENT SERVICE REVENUE

The Partnership has entered into agreements with third-party payors, including the Medicare and Medicaid programs and managed care health plans.

Net patient service revenue is recorded at an estimated amount due from patients and third-party payors for health care services provided, including anticipated settlements under reimbursement agreements with third-party payors. Final settlements under Medicare and Medicaid programs are subject to administrative review and audit. The Partnership records adjustments, if any, resulting from such review or audits during the period in which these adjustments become known. Allowances for contractual adjustments under these programs are netted in accounts receivable in the accompanying balance sheets. It is management's opinion that adequate allowance has been provided for possible adjustments that might result from final settlements under these programs.

Revenues from the Medicare and Medicaid programs accounted for approximately 59% and 58% of the Partnership's gross patient service revenues for the years ended December31, 1997 and 1996, respectively.

                         Dakota Heartland Health System

2. NET PATIENT SERVICE REVENUE (CONTINUED)

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Partnership believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

3. PROPERTY AND EQUIPMENT

A summary of property and equipment as of December 31 is as follows:



                                                     1997                    1996
                                                ---------------        ---------------
Land and land improvements                      $     4,422,702        $     3,877,436
Buildings and improvements                           37,982,088             31,364,052
Equipment                                            44,136,854             42,566,533
Construction-in-progress                              3,186,823              6,227,553
                                                ---------------        ---------------
                                                     89,728,467             84,035,574
Less accumulated depreciation                        29,065,290             26,000,800
                                                ---------------        ---------------
                                                $    60,663,177        $    58,034,774
                                                ===============        ===============


4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

The Partnership has an ownership interest in several entities. Investments in these entities are recorded on the equity method. Investments in and advances to affiliates consisted of the following at December 31:


                                                     1997                    1996
                                                ---------------        ---------------
Country Health, Inc.                            $       921,249        $       785,215
Dakota Day Surgery ("DDS")                              574,494                577,971
Dakota Outpatient Center ("DOC")                        478,562                441,175
Health Care Incinerators, Inc./Thom Linen               341,832                220,557
                                                ---------------        ---------------
                                                $     2,316,137        $     2,024,918
                                                ===============        ===============

                         Dakota Heartland Health System

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED)

The Partnership has a 50% interest in DOC, a general partnership which owns and operates a medical and office building. As a general partner, the Partnership is contingently liable on an outstanding note of DOC. As of December31, 1997, the balance of the note was $1,931,695.

DOC also leases its real property to the Partnership under a noncancelable ten-year net operating lease. As of December31, 1997, future minimum annual lease payments are $102,540 for 1998. The Partnership incurred rental expense of $102,540 in each of 1997 and 1996, related to the lease agreement.

The Partnership also has a 50% interest in DDS, a general partnership, which provides outpatient surgical services. As a general partner, the Partnership is contingently liable to cover any operating losses of DDS. In 1997 DDS had operating income.

5. EMPLOYEE BENEFIT PLAN

The Dakota Heartland Health System Performance Plan (the "Plan") was adopted by the Partnership (the "Plan Sponsor") effective April 1, 1995 and is a trusteed, defined contribution plan. Participation in the Plan generally is available to each employee who is at least 21 years old and after completion of one year of service, with a minimum of 1,000 service hours annually.

Contributions consist of employee and employer contributions. Participants may contribute from 1% to 15% of pretax annual compensation, as defined in the Plan, up to a maximum of $9,500 in the 1997 Plan year. The Partnership expensed $261,000 and $262,000 to the Plan in 1997 and 1996, respectively. Additional amounts may be contributed at the option of the Partnership's board of governors. Contributions are subject to certain limitations.

6. COMMITMENTS AND CONTINGENCIES

The Partnership has claims-made basis coverage for professional and institutional liabilities and occurrence-based coverage for personnel liability through a commercial carrier with limits of $1 million per occurrence and $3 million in aggregate per policy year. At December 31, 1997, the Partnership could have some potential exposure on incidents that may have occurred for which claims are made in the future. However, at this time, no accrual is deemed necessary by management.

                         Dakota Heartland Health System

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 20, 1997, the Foundation exercised its right to require Paracelsus to purchase the Foundation's 50% ownership interest in the Partnership. Paracelsus has negotiated a purchase price of $64.5 million, inclusive of working capital, and expects to complete the transaction by August 1998. If the purchase is not completed within the allowable period, the Foundation can exercise various options, including seeking remedies available at law against Paracelsus for breach of its obligation.

7. CONCENTRATION OF CREDIT RISK

The Partnership grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. Credit risk on accounts receivable is limited because the majority of the receivable balances are due from government agencies, commercial insurance companies, and managed care organizations. The Partnership continually monitors and adjusts its allowances associated with these receivable balances. Significant concentrations of receivable balances due from payors at December 31, 1997 and 1996 include 33% and 26%, respectively, from the Medicare program, 9% and 13%, respectively, from the Medicaid program, and 20% and 27% respectively, from the Blue Cross/Blue Shield programs.

8. YEAR 2000 (UNAUDITED)

As a result of a computer conversion and purchase of computer hardware, the Partnership expects that its critical data processing systems will be Year 2000-compliant during 1999. In addition, the Partnership has begun the process of developing an approach relating to its significant vendors to determine the extent to which the Partnership's systems may be vulnerable to third parties' failure to remediate their own Year 2000 issues. Operating results could be impacted if its equipment or the systems of third parties with whom the Partnership transacts business are not compliant in a timely manner.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is (i) incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1998 with the Securities and Exchange Commission and (ii) as set forth under "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1998 with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1998 with the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference from the Company's Proxy Statement to be filed by April 30, 1998 with the Securities and Exchange Commission.

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

(a)(3)  EXHIBITS

3.4 (a)       Amended and Restated Articles of Incorporation of Paracelsus.

3.5 (a)       Amended and Restated Bylaws of Paracelsus.

4.1 (a) Indenture, dated August 16, 1996 between Paracelsus and AmSouth Bank of Alabama, as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due
              2006).

4.2 (b) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights Agent.

4.5 (c) Form of Warrant issued pursuant to Champion Series E Note Purchase Agreement, dated May 1, 1995, as amended.

4.6 (d) Form of Warrant issued pursuant to Champion Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended.

4.9 (e)       Certificate representing Common Stock.

10.1 (e) Pooling Agreement, dated as of April 16, 1993 among PHC Funding Corp. II ("PFC II"), Sheffield Receivables Corporation and Bankers Trust Company, as trustee (the "Trustee").

10.2 (e) Servicing Agreement, dated as of April 16, 1993, among PFC II, Paracelsus and the Trustee.

10.3 (e) Guarantee, dated as of April 16, 1993, by Paracelsus in favor of PFC II.

10.4 (e) Sale and Servicing Agreement between subsidiaries of Paracelsus and PFC II.

10.5 (e)      Subordinate Note by PFC II in favor of Hospitals.

10.8 (a) $400 Million Reducing Revolving Credit Facility, dated as of August 16, 1996, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein (10.1).

10.9 (r) First Amendment to Credit Agreement, dated as of April 14, 1997, among Paracelsus, Bank America National Trust and Savings Association, as agent, and other lenders named therein.

10.10 (s)     Second Amendment to Credit Agreement, dated as of August 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.11 (s)     Third Amendment to Credit Agreement, dated as of April 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.14 (e)     Service and Consulting Agreement, dated as of July 4,
              1983, between Paracelsus and European Investors Inc. and
              Incofinas Limited.

10.16 (f)     The Restated Paracelsus Healthcare Corporation
              Supplemental Executive Retirement Plan.

10.17 (a)     Amendment No. 1 to the Supplemental Executive
              Retirement Plan.

10.19 (e)     Paracelsus Healthcare Corporation Annual Incentive Plan
              (10.17).

10.21 (g)     Facility Lease dated as of June 7, 1991, between Bell
              Atlantic Tricon Leasing Corporation and Chico Rehabilitation
              Hospital, Inc. (10.1).

10.22 (g)     Amendment to Lease dated June 30, 1994,  between  Tricon Capital and Chico Rehabilitation Hospital, Inc. (10.2).

10.23 (g)     Amendment to Lease dated June 30, 1994, between Tricon
              Capital and Beaumont Rehab Associates Limited Partnership (10.3).

10.25 (h)     Asset Purchase Agreement, dated as of March 29, 1996 between
              Paracelsus and FHP, Inc.

10.28 (i)     Amended and Restated Partnership Agreement of Dakota/Champion
              Partnership dated December 21, 1994.

10.29 (j)     Operating Agreement between Dakota/Champion Partnership and
              Champion, dated December 21, 1994.

10.31 (l)     Second Amended and Restated Credit Agreement, dated as of
              December 8, 1995, among Paracelsus, Bank of America National
              Trust and Savings Association, as agent, and other lenders named therein (10.1)

10.33 (f)     Restated Champion Healthcare Corporation Founders' Stock Option
              Plan.

10.34 (a)     License Agreement between Dr. Manfred George Krukemeyer and
              Paracelsus.

10.35 (n)     Asset Exchange Agreement dated November 9, 1995, by and between
              Champion Healthcare Holdings, Inc., CHC - Prattville, Inc. and
              CHC - Nursing Center, Inc. and West Jordan Hospital Corporation.

10.36 (a)     Registration Rights Agreement between Paracelsus and Park Hospital
              GmbH.

10.37 (a)     Voting Agreement between Park Hospital GmbH and Messrs. Miller and
              VanDevender.

10.38 (a)     Services Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.39 (a)     Insurance Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.40 (a)     Non-Compete Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.41 (a)     Shareholder Agreement between Paracelsus and Park Hospital GmbH, as guaranteed by Dr. Manfred G. Krukemeyer.

10.42 (a)     Dividend and Note Agreement between Paracelsus and Park Hospital
              GmbH.

10.43 (a)     Employment Agreement between Charles R. Miller and Paracelsus, including the Management Rights Agreement.

10.44 (a)     Employment Agreement between R.J. Messenger and Paracelsus, including the Management Rights Agreement.

10.45 (a)     Employment Agreement between James G. VanDevender and Paracelsus.

10.46 (a)     Employment Agreement between Ronald R. Patterson and Paracelsus.

10.47 (a)     Employment Agreement between Robert C. Joyner and Paracelsus.

10.48 (a)     Paracelsus 1996 Stock Incentive Plan.

10.49 (a)     Paracelsus Healthcare Corporation Executive Officer Performance
              Bonus Plan.

10.50 (a)     First Refusal Agreement among Park Hospital GmbH, Dr. Manfred G.
              Krukemeyer and Messrs. Messenger, Miller, VanDevender and
              Patterson.

10.51         Agreement between Robert C. Joyner and Paracelsus.

10.52 (o)     Subscription Agreement between Champion and James G.
              VanDevender dated February 10, 1990, as amended (10.3).

10.54 (a)     Registration Rights Agreement among Paracelsus and certain
              Champion Investors.

10.56 (a)     Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

10.57 (p)     AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option
              Plan.

10.58 (o)     Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

10.59 (o)     Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

10.60 (o)     Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

10.61 (o)     Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

10.62 (q)     Champion Healthcare Corporation Physicians Stock Option Plan(4.2).

10.63 (o)     Champion Selected Executive Stock Option Plan No. 5, dated May 25,
              1995 (4.12).

10.64 (o)     Champion Directors' Stock Option Plan, dated 1992.

10.65 (a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

10.66 (r)     Letter Agreement between R. J. Messenger and Paracelsus Healthcare
              Corporation dated April 11, 1997.

21.1          List of subsidiaries of Paracelsus.

23.1          Consent of Ernst & Young L.L.P.

27            Financial Data Schedule.

--------------------------
(a) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1996.

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

(c) Incorporated by reference from Exhibit 10.23(g) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(d) Incorporated by reference from Exhibit 10.23(f) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(e) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to the Registration Statement on Form S-1, Registration No. 33-67040, filed on August 5, 1993.

(f) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form S-4, Registration No. 333-08521, filed on July 19, 1996.

(g) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(h) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Annual Report on Form 10- K for the year ended September 30, 1995.

(i) Incorporated by reference from Exhibit 10 to Champion's Current Report on Form 8-K, dated December 21, 1994.

(j) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated January 5, 1995.

(k) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 13, 1995.

(l) Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 12, 1995.

(m) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 15, 1996.

(n) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated March 1, 1996.

(o) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(p) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(q) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(r) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(s) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated December 15, 1997, reporting, pursuant to Item 1 thereof, that there has been a change in beneficial ownership of 29,771,742 shares of common stock of Paracelsus Healthcare Corporation. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, each of the following, Park-Hospital GmbH, Paracelsus-Kliniken-Deutschland GmbH, Dr. Heiner Meyer zu Losebeck and Mr. Peter Frommhold, is a beneficial owner of such shares. Dr. Manfred G. Krukemeyer is no longer a beneficial owner of these shares as defined under Rule 13d-3.

                       PARACELSUS HEALTHCARE CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)

                                           BALANCE AT      CHARGED TO
                                            BEGINNING       COSTS AND                                      BALANCE AT
                DESCRIPTION                  OF YEAR        EXPENSES       WRITE-OFFS        OTHER         END OF YEAR
                -----------                ----------      ----------      ----------        -----         -----------

  Year ended December 31, 1997
     allowance for doubtful accounts.....    $36,469         46,606          (28,633)                          $54,442

  Year ended December 31, 1996
     Allowance for doubtful accounts.....     28,321         50,958(a)       (24,424)      (18,386)(b)          36,469

  Year ended December 31, 1995
     allowance for doubtful accounts.....     27,368         40,236(a)       (39,283)            -              28,321


                         DAKOTA HEARTLAND HEALTH SYSTEM
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)

                                           BALANCE AT      CHARGED TO
                                            BEGINNING       COSTS AND                                      BALANCE AT
                DESCRIPTION                  OF YEAR        EXPENSES       WRITE-OFFS        OTHER         END OF YEAR
                -----------                ----------      ----------      ----------        -----         -----------

  Year ended December 31, 1997
     allowance for doubtful accounts.....    $3,261           3,407          (5,389)                          $1,279

  Year ended December 31, 1996
     Allowance for doubtful accounts.....     3,397           4,301          (4,437)                           3,261

--------------------
(a) Includes bad debt expenses of $12.6 million and $16.7 million for the years ended December 31, 1996 and 1995, respectively, related to the psychiatric hospitals which have been reclassified to discontinued operations.

(b) Represents allowance for doubtful accounts balance of $36.1 million related to the psychiatric hospitals which have been reclassified to discontinued operations, net of $17.7 million acquired reserves from the acquisition of Champion.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of March, 1998.

                             PARACELSUS HEALTHCARE CORPORATION
                                        (Registrant)



                             By:    /s/ CHARLES R. MILLER
                                   --------------------------------------------
                                   Charles R. Miller
                                   President, Chief Operating Officer & Director

         Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.







                  SIGNATURE                                         TITLE                             DATE
----------------------------------------------   --------------------------------------------  --------------------

/s/ CHARLES R. MILLER                            President, Chief Operating Officer            March 31, 1998
----------------------------------------------   and Director
Charles R. Miller


/s/ JAMES G. VANDEVENDER                         Senior Executive Vice President,              March 31, 1998
----------------------------------------------   Chief Financial Officer and Director
James G. VanDevender


/s/ ROBERT M. STARLING                           Senior Vice President and Controller          March 31, 1998
----------------------------------------------
Robert M. Starling


/s/ CHRISTIAN A. LANGE                           Director                                      March 31, 1998
----------------------------------------------
Christian A. Lange


/s/ L. STANTON TUTTLE                            Director                                      March 31, 1998
----------------------------------------------
L. Stanton Tuttle


/s/ DARYL J. WHITE                               Director                                      March 31, 1998
----------------------------------------------
Daryl J. White








                                   INDEX TO EXHIBITS

EXHIBITS                              DESCRIPTION
--------                              -----------
3.4 (a)       Amended and Restated Articles of Incorporation of Paracelsus.

3.5 (a)       Amended and Restated Bylaws of Paracelsus.

4.1 (a) Indenture, dated August 16, 1996 between Paracelsus and AmSouth Bank of Alabama, as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due
              2006).

4.2 (b) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights Agent.

4.5 (c) Form of Warrant issued pursuant to Champion Series E Note Purchase Agreement, dated May 1, 1995, as amended.

4.6 (d) Form of Warrant issued pursuant to Champion Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended.

4.9 (e)       Certificate representing Common Stock.

10.1 (e) Pooling Agreement, dated as of April 16, 1993 among PHC Funding Corp. II ("PFC II"), Sheffield Receivables Corporation and Bankers Trust Company, as trustee (the "Trustee").

10.2 (e) Servicing Agreement, dated as of April 16, 1993, among PFC II, Paracelsus and the Trustee.

10.3 (e) Guarantee, dated as of April 16, 1993, by Paracelsus in favor of PFC II.

10.4 (e) Sale and Servicing Agreement between subsidiaries of Paracelsus and PFC II.

10.5 (e)      Subordinate Note by PFC II in favor of Hospitals.

10.8 (a) $400 Million Reducing Revolving Credit Facility, dated as of August 16, 1996, among Paracelsus, Bank of America National Trust and Savings Association, as agent, and other lenders named therein (10.1).

10.9 (r) First Amendment to Credit Agreement, dated as of April 14, 1997, among Paracelsus, Bank America National Trust and Savings Association, as agent, and other lenders named therein.

10.10 (s)     Second Amendment to Credit Agreement, dated as of August 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.11 (s)     Third Amendment to Credit Agreement, dated as of April 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.14 (e)     Service and Consulting Agreement, dated as of July 4,
              1983, between Paracelsus and European Investors Inc. and
              Incofinas Limited.

10.16 (f)     The Restated Paracelsus Healthcare Corporation
              Supplemental Executive Retirement Plan.

10.17 (a)     Amendment No. 1 to the Supplemental Executive
              Retirement Plan.

10.19 (e)     Paracelsus Healthcare Corporation Annual Incentive Plan
              (10.17).

10.21 (g)     Facility Lease dated as of June 7, 1991, between Bell
              Atlantic Tricon Leasing Corporation and Chico Rehabilitation
              Hospital, Inc. (10.1).

10.22 (g)     Amendment to Lease dated June 30, 1994,  between  Tricon Capital and Chico Rehabilitation Hospital, Inc. (10.2).

10.23 (g)     Amendment to Lease dated June 30, 1994, between Tricon
              Capital and Beaumont Rehab Associates Limited Partnership (10.3).

10.25 (h)     Asset Purchase Agreement, dated as of March 29, 1996 between
              Paracelsus and FHP, Inc.

10.28 (i)     Amended and Restated Partnership Agreement of Dakota/Champion
              Partnership dated December 21, 1994.

10.29 (j)     Operating Agreement between Dakota/Champion Partnership and
              Champion, dated December 21, 1994.

10.31 (l)     Second Amended and Restated Credit Agreement, dated as of
              December 8, 1995, among Paracelsus, Bank of America National
              Trust and Savings Association, as agent, and other lenders named therein (10.1)

10.33 (f)     Restated Champion Healthcare Corporation Founders' Stock Option
              Plan.

10.34 (a)     License Agreement between Dr. Manfred George Krukemeyer and
              Paracelsus.

10.35 (n)     Asset Exchange Agreement dated November 9, 1995, by and between
              Champion Healthcare Holdings, Inc., CHC - Prattville, Inc. and
              CHC - Nursing Center, Inc. and West Jordan Hospital Corporation.

10.36 (a)     Registration Rights Agreement between Paracelsus and Park Hospital
              GmbH.

10.37 (a)     Voting Agreement between Park Hospital GmbH and Messrs. Miller and
              VanDevender.

10.38 (a)     Services Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.39 (a)     Insurance Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.40 (a)     Non-Compete Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.41 (a)     Shareholder Agreement between Paracelsus and Park Hospital GmbH, as guaranteed by Dr. Manfred G. Krukemeyer.

10.42 (a)     Dividend and Note Agreement between Paracelsus and Park Hospital
              GmbH.

10.43 (a)     Employment Agreement between Charles R. Miller and Paracelsus, including the Management Rights Agreement.

10.44 (a)     Employment Agreement between R.J. Messenger and Paracelsus, including the Management Rights Agreement.

10.45 (a)     Employment Agreement between James G. VanDevender and Paracelsus.

10.46 (a)     Employment Agreement between Ronald R. Patterson and Paracelsus.

10.47 (a)     Employment Agreement between Robert C. Joyner and Paracelsus.

10.48 (a)     Paracelsus 1996 Stock Incentive Plan.

10.49 (a)     Paracelsus Healthcare Corporation Executive Officer Performance
              Bonus Plan.

10.50 (a)     First Refusal Agreement among Park Hospital GmbH, Dr. Manfred G.
              Krukemeyer and Messrs. Messenger, Miller, VanDevender and
              Patterson.

10.51         Agreement between Robert C. Joyner and Paracelsus.

10.52 (o)     Subscription Agreement between Champion and James G.
              VanDevender dated February 10, 1990, as amended (10.3).

10.54 (a)     Registration Rights Agreement among Paracelsus and certain
              Champion Investors.

10.56 (a)     Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

10.57 (p)     AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option
              Plan.

10.58 (o)     Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

10.59 (o)     Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

10.60 (o)     Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

10.61 (o)     Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

10.62 (q)     Champion Healthcare Corporation Physicians Stock Option Plan(4.2).

10.63 (o)     Champion Selected Executive Stock Option Plan No. 5, dated May 25,
              1995 (4.12).

10.64 (o)     Champion Directors' Stock Option Plan, dated 1992.

10.65 (a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

10.66 (r)     Letter Agreement between R. J. Messenger and Paracelsus Healthcare
              Corporation dated April 11, 1997.

21.1          List of subsidiaries of Paracelsus.

23.1          Consent of Ernst & Young L.L.P.

27            Financial Data Schedule.

--------------------------
(a) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1996.

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

(c) Incorporated by reference from Exhibit 10.23(g) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(d) Incorporated by reference from Exhibit 10.23(f) to Champion's Annual Report on Form 10-K for the year ended December 31, 1995.

(e) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to the Registration Statement on Form S-1, Registration No. 33-67040, filed on August 5, 1993.

(f) Incorporated by reference from Exhibit of the same number to the Company's Registration Statement on Form S-4, Registration No. 333-08521, filed on July 19, 1996.

(g) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(h) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Annual Report on Form 10- K for the year ended September 30, 1995.

(i) Incorporated by reference from Exhibit 10 to Champion's Current Report on Form 8-K, dated December 21, 1994.

(j) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated January 5, 1995.

(k) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 13, 1995.

(l) Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 12, 1995.

(m) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated April 15, 1996.

(n) Incorporated by reference from Exhibit 10.1 to Champion's Current Report on Form 8-K, dated March 1, 1996.

(o) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(p) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(q) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(r) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(s) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.