Form 10-Q
period 1998-03-31
PARACELSUS HEALTHCARE CORP
filed 1998-05-12
CIK 758722

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                     Commission file number 1-12055


                    PARACELSUS HEALTHCARE CORPORATION
         (Exact name of registrant as specified in its charter)


                CALIFORNIA                              95-3565943
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)               Identification No.)

              515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS
                (Address of principal executive offices)

         77067                              (281) 774-5100
       (Zip Code)               (Registrant's telephone number, including
                                              area code)


Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, NO STATED VALUE                   NEW YORK STOCK EXCHANGE
-----------------------------             ------------------------------
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

                          Yes[X]       No[   ]

As of May 8, 1998, there were outstanding 55,093,417 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q
                     FOR THE QUARTERLY PERIOD ENDED
                             MARCH 31, 1998

                                  INDEX

                                                             PAGE REFERENCE
                                                               FORM 10-Q
FORWARD-LOOKING STATEMENTS                                          3

   PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements-- (Unaudited)

              Condensed Consolidated Balance Sheets--
                March 31, 1998 and December 31, 1997                4

              Consolidated Statements of Operations--
                Three Months Ended March 31, 1998 and 1997          5

              Condensed Consolidated Statements of Cash Flows--
                Three Months Ended March 31, 1998 and 1997          6

              Notes to Interim Condensed Consolidated
                Financial Statements                                7

     Item 2.  Management's Discussion and Analysis of Financial    10
                Condition and Results of Operations

PART II.      OTHER INFORMATION                                    15

              SIGNATURE                                            16

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; fluctuations in interest rates on the Company's variable rate indebtedness; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      PARACELSUS HEALTHCARE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ in 000's)

                                                MARCH 31,      DECEMBER 31,
                                                   1998            1997
                                                (Unaudited)      (Note 1)
                                                 ---------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                   $   14,117      $  28,173
    Restricted cash                                  6,636          6,457
    Accounts receivable, net                        70,702         70,675
    Deferred income taxes                           25,906         25,818
    Other current assets                            43,892         42,884
                                                 ---------       --------
        Total current assets                       161,253        174,007

Property and equipment                             442,991        438,792
Less: Accumulated depreciation and amortization   (136,589)      (130,728)
                                                  --------       --------
                                                   306,402        308,064

Goodwill                                           113,463        114,404
Other assets                                       138,345        138,349
                                                  --------       --------
        Total assets                            $  719,463     $  734,824
                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                            $   45,034     $   46,722
    Accrued liabilities and other                   70,060         83,698
    Current maturities of long-term debt             6,495          6,209
                                                  --------       --------
        Total current liabilities                  121,589        136,629

Long-term debt                                     490,856        491,914
Other long-term liabilities                         64,565         64,278
Stockholders' Equity:
    Common stock                                   224,475        224,475
    Additional paid-in capital                         390            390
    Unrealized gains on marketable securities           12             12
    Accumulated deficit                           (182,424)      (182,874)
                                                  --------       --------
        Total stockholders' equity                  42,453         42,003
                                                  --------       --------
Total Liabilities and Stockholders' Equity      $  719,463     $  734,824
                                                  ========       ========

                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -------------------
                                                        1998         1997
                                                      --------    --------
Net revenue                                          $ 160,410   $ 168,490
Costs and expenses:
  Salaries and benefits                                 65,430      69,012
  Other operating expenses                              65,478      66,432
  Provision for bad debts                                9,692      10,164
  Interest                                              12,379      10,855
  Depreciation and amortization                          8,188       7,704
  Equity in earnings of Dakota Heartland Health System  (3,085)     (2,559)
                                                      --------    --------
        Total costs and expenses                       158,082     161,608
Income before minority interest, income taxes and
  extraordinary charge                                   2,328       6,882
Minority interests                                         (61)       (341)
                                                      --------    --------
Income before income taxes and extraordinary charge      2,267       6,541
Provision for income taxes                                 642       1,373
                                                      --------    --------
Income before extraordinary charge                       1,625       5,168
Extraordinary charge on extinguishment of debt, net     (1,175)          -
                                                      --------    --------
Net income                                           $     450   $   5,168
                                                      ========    ========

Earnings (loss) per share - basic and assuming
  dilution:
   Income before extraordinary charge                $    0.03   $    0.09
   Extraordinary charge on extinguishment of debt        (0.02)          -
                                                      --------    --------
Net income per share                                 $    0.01   $    0.09
                                                      ========    ========


                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in 000's)
                                (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  ---------------------
                                                     1998        1997
                                                  --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $     450     $  5,168
Non-cash expenses and changes in operating assets
 and liabilities                                    (7,951)     (15,817)
                                                  --------      -------
Net cash used in operating activities               (7,501)     (10,649)
                                                  --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities                           -        19,284
Additions to property and equipment, net            (3,836)      (5,200)
Decrease (increase) in other assets, net             2,037       (3,420)
                                                  --------      -------
Net cash provided by (used in) investing
   activities                                       (1,799)      10,664
                                                  --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt, net                               (772)        (343)
Deferred financing costs                            (3,984)          --
                                                  --------      -------
Net cash used in financing activities               (4,756)        (343)
                                                  --------      -------
Decrease in cash and cash equivalents              (14,056)        (328)
Cash and cash equivalents at beginning of period    28,173       17,771
                                                  --------      -------
Cash and cash equivalents at end of period       $  14,117     $ 17,443
                                                  ========      =======

  Supplemental Cash Flow Information:
   Interest paid                                 $  20,877     $ 19,124
   Income taxes paid                             $      49     $    198

                         See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION

      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             March 31, 1998

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. The Company presently operates 26 hospitals with 2,667 licensed beds in 9 states (including two psychiatric hospitals with 113 licensed beds), of which 20 are owned, including one through a 50% owned partnership interest, and six are leased.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months ending March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Form 10-K.

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

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge (dollars in thousands, except per share amounts). Per share amounts for the quarter ended March 31, 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                               THREE MONTHS   THREE MONTHS
                                                   ENDED          ENDED
                                                  MARCH 31,      MARCH 31,
                                                    1998           1997
Numerator (a):
   Income before extraordinary charge           $   1,625    $ 5,168
                                                  =======     =======
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                       55,093     54,813
   Effect of dilutive securities:
     Employee stock options                         2,446      2,855
                                                  -------     ------
   Dilutive potential common shares                 2,446      2,855
                                                  -------     ------
   Denominator for diluted earnings per share -
     adjusted weighted-average shares after
     assumed conversion                            57,539     57,668
                                                  =======     ======
   Basic earnings per share before
     extraordinary charge                        $   0.03    $  0.09
                                                  =======     ======
   Diluted earnings per share before
     extraordinary charge                        $   0.03    $  0.09
                                                  =======     ======

______________________
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

Options to purchase 4,988,288 shares of the Company's common stock at a weighted average exercise price of $7.37 per share were outstanding during the first quarter ended March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

COMPREHENSIVE INCOME - Effective January 1, 1998, the Company has adopted Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements; however, the adoption of this pronouncement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. During the first quarters ended March 31, 1998 and 1997, total comprehensive income amounted to $450,000 and $5.0 million, respectively.

NOTE 2.    LONG-TERM DEBT

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

     During the first quarter ended March 31, 1998, the Company recognized an extraordinary charge for the write-off of deferred financing costs of $1.2 million, net of tax benefits of $817,000, relating to the senior credit facility in existence prior to March 30, 1998.

NOTE  3.    CONTINGENCIES

     On March 9, 1998, the U.S. Securities and Exchange Commission entered a formal order authorizing a private investigation, IN RE PARACELSUS HEALTHCARE CORP., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

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

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998
COMPARED WITH QUARTER ENDED MARCH 31, 1997

     Net revenue for the quarter ended March 31, 1998 was $160.4 million, a decrease of $8.1 million, or 4.8%, from $168.5 million for the same period of 1997. The $8.1 million decrease was primarily attributable to a $3.8 million decrease as a result of management's closure of PHC Regional Hospital and Medical Center ("PHC Regional Hospital") and certain under performing operating units, and a decline in utilization and reimbursement rates for home health and other healthcare operations related to the enactment of the Balanced Budget Act of 1997 (the "1997 Budget Act"). Net revenue of the Company's Tennessee market hospitals, which have significant home health operations, decreased $4.0 million from $16.5 million in 1997 to $12.5 million in 1998. The reductions in net revenue associated with the enactment of the 1997 Budget Act are likely to continue throughout 1998.

     The Company's "same hospitals" experienced a 6.4% decrease in inpatient admissions from 17,619 in 1997 to 16,493 in 1998. Patient days decreased 7.1% from 84,885 in 1997 to 78,877 in 1998. Such decreases are primarily attributable to reduced volumes in certain LA metro hospitals and management's decision to close under performing operating units. Outpatient visits in "same hospitals" decreased 16.3% from 428,911 in 1997 to 358,839 in 1998 primarily as a result of a 30.3% decline in home health visits. This decrease was due primarily to the cancellation of a third party contract to provide home health services at one of the Company's Tennessee hospitals and from stricter utilization standards resulting from new regulations effective October 1, 1997. Excluding home health, outpatient visits in "same hospitals" increased 7.9% from 157,103 in 1997 to 169,463 in 1998.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $5.0 million from $145.6 million
in 1997 to $140.6  million  in  1998.   Expressed  as a percentage of net
revenue, operating expenses increased from 86.4% in 1997 to 87.7% in 1998
and  operating  margin decreased from 13.6% to 12.3%.   The  increase  in
operating expenses  as  a  percent  of net revenue is due to a decline in
volumes  at  certain  LA  metro  hospitals   and   the   impact   of  the
aforementioned  reductions  in  reimbursement rates under the 1997 Budget
Act,  particularly  with  respect  to   the   Company's  home  healthcare
businesses  in  Tennessee.   Excluding PHC Regional  Hospital,  LA  metro
hospitals and the Tennessee market hospitals, operating expenses as a percentage of net revenue decreased from 87.1% in 1997 to 86.2% in 1998. Such decrease was due to continued improvement in operating margins as a result of (i) management's efforts to control costs, (ii) efficiency and
productivity  gains  resulting   from  the  implementation  of  operating
standards and benchmarks on a hospital department level, and (iii) management's closing of under performing operating units and eliminating or reducing unprofitable services.

     Interest expense increased $1.5 million from $10.9 million in 1997 to $12.4 million in 1998, primarily due to approximately $1.3 million of interest charges in 1997 taken against a loss contract previously established in December 1996 with respect to the now closed PHC Regional Hospital. Such amount represented interest charges on borrowings to finance the acquisition of PHC Regional Hospital.

     Depreciation and amortization increased 6.3% to $8.2 million in 1998 from $7.7 million for the same period of 1997. Such increase is primarily due to depreciation on capital expenditures since March 31, 1997.

     Income before income taxes and extraordinary charge included $3.1 million and $2.6 million attributable to the Company's equity in the earnings of Dakota Heartland Health System for the quarters ended March 31, 1998 and 1997, respectively.

     The Company's effective ongoing tax rate was 28.3% for the three months ended March 31, 1998, as compared to 21.0% for the comparable period in 1997. The reduced tax rates for 1998 and 1997 resulted primarily from reductions in the valuation allowance related to the recognition of previously devalued tax assets of $673,000 and $1.7 million, respectively.

     Net income for the quarter ended March 31, 1998 was $450,000, or $0.01 per diluted share, compared to net income of $5.2 million, or $0.09 per diluted share, for the same period of 1997. The 1998 net income includes an extraordinary charge on extinguishment of debt of $1.2 million (net of tax benefits of $817,000), or $0.02 per diluted share. Weighted average common and common equivalent shares outstanding decreased from 57.7 million in 1997 to 57.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter ended March 31, 1998 was $7.5 million, compared to $10.6 million for the same period of 1997. The $3.1 million decrease in net cash used in operating activities was mainly attributable to non-recurring cash payments during 1997 for accrued (i) 1996 health claims related to PHC Regional Hospital
(ii) costs and fees related to the Special Committee's investigation, and
(iii) Champion merger costs, partially offset by the decrease in net income. Net cash used in investing activities was $1.8 million during 1998, as compared to net cash provided by investing activities of $10.7 million during 1997. The $12.5 million decrease was primarily attributable to the liquidation of marketable securities held by the

Company's wholly-owned  subsidiary,   Hospital  Assurance  Company  Ltd.,
during 1997, partially offset by a decrease in other assets during 1998. Net cash used in financing activities during 1998 was $4.8 million, compared to $343,000 during 1997. The $4.4 million increase in cash used was primarily attributable to deferred financing costs associated with the refinancing of the revolving credit facility in March 1998.

     Net working capital was $39.7 million at March 31, 1998, an increase of $2.3 million from $37.4 million at December 31, 1997. The Company's long-term debt as a percentage of total capitalization was 92.0% at March 31, 1998, compared to 92.1% at December 31, 1997.

     As of May 11, 1998, the Company had $95.1 million available under its Restated Credit Facility to fund future capital expenditures including the acquisition of its partner's 50% interest in Dakota Heartland Health System, working capital requirements and the issuance of letters of credit. The Company anticipates that internally generated cash flows from earnings, proceeds from divestiture of non-core assets, proceeds from the sale of hospital accounts receivable under the Company's commercial paper program, the Federal and state income taxes refunds, and available borrowings under its Restated Credit Agreement will be sufficient to meet funding requirements through 1998. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

OPERATING PERFORMANCE OF LA METRO HOSPITALS

     The Company recorded EBITDA of $1.1 million on the LA metro acute care hospitals for the three months ended March 31, 1998, as compared to EBITDA of $2.5 million for the comparable 1997 period. Losses before interest, income taxes, depreciation and amortization for the LA metro psychiatric hospitals, which were offset against the disposal loss accrual previously established in September 1996, were $80,000 and $33,000 in 1998 and 1997, respectively. Management expects the LA metro hospitals to continue to generate positive cash flows through their estimated disposition date.

PENDING LITIGATION

     Since the Company filed its 1996 Form 10-K with the Commission on April 15, 1997, there have been two amended complaints filed in the stockholder class and derivative litigation described in that Form 10-K. A Consolidated Class Action Complaint, captioned IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, was filed which consolidates and amends several class action complaints described in the 1996 Form 10-K. A First Amended Derivative Complaint was filed which amends the previously filed class and derivative action captioned CAVEN
V. MILLER No. H-96-4291. Both complaints now reflect certain facts disclosed in the 1996 Form 10-K that were not alleged in the previous complaints. The class action complaint asserts claims against the

Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. Plaintiffs recently filed a proposed amended complaint which adds a claim against the Company under section 10(b) of the Securities Exchange Act of 1934. The derivative action, which purports to be filed on behalf of Champion Healthcare Corporation, asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, its outside auditor, and the lead underwriter for various securities offerings.

     As discussed in the Company's 1997 Form 10-K, the Company believes that the outcome of certain of the claims will probably be unfavorable to the Company. The Company also believes that the stockholder class actions asserted against the Company are likely to settle rather than to proceed to trial, judgment, and appeal and that, given the circumstances of these cases, the terms of a settlement would be structured in a manner to avoid causing the Company to seek protection under the Federal bankruptcy reorganization laws. In any circumstances where the Company could not structure a settlement of all claims within its financial resources, it would vigorously defend any attempt to establish the amount of liability or to require payment beyond its resources. Many factors will ultimately affect and determine the results of the litigation, however, and the Company can provide no assurance that the results will not have a significant adverse effect on it.

REGULATORY MATTERS

     Healthcare reform legislation has been proposed at both Federal and state levels. In August 1997, the President signed into law the 1997 Budget Act, which projects to produce a net savings of $115 billion for Medicare and $13 billion for Medicaid over five years. The changes in Medicare reimbursement mandated by the 1997 Budget Act include, among others, (i) no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998, (ii) a reduction in capital reimbursement rate and wage index based reimbursement, (iii) a conversion of payments for certain Medicare outpatient services from a cost-based approach, subject to certain limits, to a prospective payment system and
(iv) phase-in reduction in reimbursement for disproportionate share and bad debt. While such changes in the Medicare and Medicaid programs will generally result in lower payments to the Company, management believes further cost reductions will reduce the financial impact of such changes. However, management cannot predict the impact future reforms may have on its business, nor can there be any assurance that the Company will be able to mitigate the impact of any future reforms through additional cost reductions. Accordingly, such reforms may have a material adverse effect on the Company's results of operations, financial position or liquidity. Additionally, the Health Care
Financing Administration's  ("HCFA") interpretation   of   recent
legislation impacting  home   healthcare reimbursement  could  adversely
impact the Company's home healthcare business. Depending upon final determination by HCFA, the Company may be required to significantly
reduce  and/or ultimately   exit  its  home healthcare business.

     On March 9, 1998, the U.S. Securities and Exchange Commission ("SEC") entered a formal order authorizing a private investigation, IN RE PARACELSUS HEALTHCARE CORP., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     See Part I - Item 2 "Pending Litigation" for an update of developments on the pending stockholders' litigation previously disclosed in the Company's 1997 Form 10-K.

ITEM 2.       CHANGE IN SECURITIES

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits

10.6 $180 Million Reducing Revolving Credit Facility and $75 Million Term Loan Facilities, dated as of March 30, 1998, among Paracelsus, Banque Paribas, as agent, and other lenders named therein.

10.15 Change in Control Separation Pay Plan.

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


                              Paracelsus Healthcare Corporation
                                         (Registrant)


Dated: May 11, 1998           By: /s/ James G. VanDevender
                                 -------------------------
                                     James G. VanDevender
                                Senior Executive Vice President,
                                   Chief Financial Officer
                                         & Director