Form 10-Q
period 1998-06-30
PARACELSUS HEALTHCARE CORP
filed 1998-08-14
CIK 758722

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                          Yes[X]       No[   ]

As of August 14, 1998, there were outstanding 55,118,330 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                              JUNE 30, 1998

                                  INDEX

                                                           PAGE REFERENCE
                                                              FORM 10-Q
                                                           --------------

FORWARD-LOOKING STATEMENTS                                         3
--------------------------

   PART I.      FINANCIAL INFORMATION

    Item 1.     Financial Statements-- (Unaudited)

                Condensed Consolidated Balance Sheets--
                 June 30, 1998 and December 31, 1997               4

                Consolidated Statements of Operations--
                 Three Months and Six Months Ended June 30,        5
                 1998 and 1997

                Condensed Consolidated Statements of Cash Flows--
                 Six Months Ended June 30, 1998 and 1997           6

                Notes to Interim Condensed Consolidated            7
                 Financial Statements

    Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations              13

PART II.        OTHER INFORMATION                                 21

SIGNATURE                                                         23

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; costs to make the Company's information systems Year 2000 compliant; fluctuations in interest rates on the Company's variable rate indebtedness; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      PARACELSUS HEALTHCARE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($ in 000's)

                                                 JUNE 30,     DECEMBER 31,
                                                   1998           1997
                                              ------------    -----------
                                               (Unaudited)     (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                    $ 10,291    $  28,173
    Restricted cash                                 9,855        6,457
    Accounts receivable, net                       57,952       70,675
    Deferred income taxes                          24,999       25,818
    Other current assets                           43,664       42,884
                                                  -------      -------
        Total current assets                      146,761      174,007

Property and equipment                            414,027      438,792
Less: Accumulated depreciation and amortization  (123,789)    (130,728)
                                                  -------      -------
                                                  290,238      308,064

Investment in Dakota Heartland
  Health System (Note 3)                          116,708       48,499
Goodwill                                          112,522      114,404
Other assets                                       84,184       89,850
                                                  -------      -------
        Total assets                            $ 750,413    $ 734,824
                                                  =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                            $  35,054    $  46,722
    Accrued liabilities and other                  76,803       83,698
    Current maturities of long-term debt            7,276        6,209
                                                  -------      -------
        Total current liabilities                 119,133      136,629

Long-term debt                                    521,916      491,914
Other long-term liabilities                        61,158       64,278
Stockholders' Equity:
    Common stock                                  224,542      224,475
    Additional paid-in capital                        390          390
    Unrealized gains on marketable securities                       12
    Accumulated deficit                          (176,726)    (182,874)
                                                  -------      -------
        Total stockholders' equity                 48,206       42,003
                                                  -------      -------
Total Liabilities and Stockholders' Equity      $ 750,413    $ 734,824
                                                  =======      =======

                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30,              JUNE 30,
                                ------------------------------------------
                                  1998       1997       1998        1997
                                --------   --------   --------    --------
Net revenue                     $151,148   $167,256   $311,558    $335,746

Costs and expenses:
  Salaries and benefits           62,463     68,248    127,893     137,260
  Other operating expenses        62,683     68,967    128,161     135,274
  Provision for bad debts          8,739     10,597     18,431      20,761
  Interest                        13,295     10,698     25,674      21,678
  Depreciation and amortization    7,656      8,276     15,844      15,980
  Equity in earnings of Dakota
    Heartland Health System       (1,976)    (2,667)    (5,061)     (5,226)
  Unusual items                   (1,072)     5,978     (1,072)      5,978
  Gain on sale of facilities      (7,100)               (7,100)
                                 -------    -------    -------     -------
    Total costs and expenses     144,688    170,097    302,770     331,705
                                 -------    -------    -------     -------
Income (loss) before minority
  interest, income taxes and
  extraordinary charge             6,460     (2,841)     8,788       4,041
Minority interests                   916       (640)       855        (981)
                                 -------    -------    -------     -------
Income (loss) before income
  taxes and extraordinary charge   7,376     (3,481)     9,643       3,060
Provision (benefit) for
  income taxes                     1,678       (464)     2,320         909
                                 -------    -------    -------     -------
Income (loss) before
  extraordinary charge             5,698     (3,017)     7,323       2,151
Extraordinary charge on
  extinguishment of debt, net                           (1,175)
                                 -------    -------    -------     -------
Net income  (loss)              $  5,698   $ (3,017)  $  6,148    $  2,151
                                 =======    =======    =======     =======
Income (loss) per share - basic
  and assuming dilution:
   Income (loss) before
    extraordinary charge        $   0.10   $  (0.05)  $   0.13    $   0.04
   Extraordinary charge on
    extinguishment of debt                               (0.02)
                                 -------    -------    -------     -------
Net income (loss) per share     $   0.10   $  (0.05)  $   0.11    $   0.04
                                 =======    =======    =======     =======

                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in 000's)
                               (Unaudited)
                                                   Six Months Ended
                                                       June 30,
                                                  -----------------
                                                    1998      1997
                                                  -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 6,148   $ 2,151
Non-cash expenses and changes in operating
  assets and liabilities                           (1,929)  (10,572)
                                                   ------    ------
Net cash provided by (used in) operating
 activities                                         4,219    (8,421)
                                                   ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in DHHS                                (64,816)
Proceeds from sale of facilities, net of
  expenses                                         22,998    12,201
Sale of marketable securities                                19,284
Additions to property and equipment, net           (9,198)   (8,352)
Decrease (increase) in other assets, net            1,763      (954)
                                                   ------    ------
Net cash provided by (used in) investing
  activities                                      (49,253)   22,179
                                                   ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock             67
Borrowings under Revolving Credit Facility         64,528
Repayments under Revolving Credit Facility        (30,275)  (10,000)
Repayments of debt, net                            (3,184)     (763)
Deferred financing costs                           (3,984)
                                                   ------    ------
Net cash provided by (used in) financing
activities                                         27,152   (10,763)
                                                   ------    ------
(Decrease) increase in cash and cash
  equivalents                                     (17,882)    2,995
Cash and cash equivalents at beginning of
  period                                           28,173    17,771
                                                   ------    ------
Cash and cash equivalents at end of period      $  10,291  $ 20,766
                                                   ======    ======
Supplemental Cash Flow Information:
  Interest paid                                 $  24,568  $ 22,995
  Income taxes (refunded) paid                  $    (415) $    702

                         See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION
      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                              June 30, 1998

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. The Company presently operates 24 hospitals with 2,484 licensed beds and four skilled nursing facilities with 232 licensed beds in 9 states (including two psychiatric hospitals with 113 licensed beds), of which 19 are owned and five are leased.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ending June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Form 10-K.

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

     Certain account balances for the three and six months ended June 30, 1997, have been reclassified to conform to the Company's current presentation.

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge (dollars in thousands, except per share amounts). Per share amounts for the three and six months ended June 30, 1997, have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                   THREE     THREE     SIX      SIX
                                   MONTHS    MONTHS   MONTHS   MONTHS
                                   ENDED     ENDED    ENDED    ENDED
                                   JUNE 30,  JUNE 30, JUNE 30, JUNE 30,
                                   1998      1997     1998     1997
                                  --------   -------  -------  -------
Numerator (a):
 Income(loss) before
   extraordinary charge           $ 5,698   $(3,017) $ 7,323  $ 2,151
                                   ======    ======   ======   ======
Denominator:
 Weighted average shares used for
  basic earnings per share         55,103    54,879   55,098   54,846
 Effect of dilutive securities:
  Employee stock options            2,445         -    2,446    1,428
                                   ------    ------   ------   ------
 Dilutive potential common shares   2,445         -    2,446    1,428
                                   ------    ------   ------   ------
 Shares used for diluted earnings
  per share                        57,548    54,879   57,544   56,274
                                   ======    ======   ======   ======
 Basic earnings per share before
  extraordinary charge            $  0.10   $ (0.05) $  0.13  $  0.04
                                   ======    ======   ======   ======
 Diluted earnings per share
  before extraordinary charge     $  0.10   $ (0.05) $  0.13  $  0.04
                                   ======    ======   ======   ======

______________________
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

     Options to purchase 4,988,000 shares of the Company's common stock at a weighted average exercise price of $7.37 per share were outstanding during the three and six months ended June 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. Comprehensive income as defined by SFAS No. 30 is net income (loss) plus direct adjustments from non stockholder sources to stockholders' equity. Unrealized gains or losses on marketable securities are the only direct adjustments recorded by the Company. During the quarters ended June 30, 1998 and 1997, total comprehensive income (loss) amounted to $5.7 million and ($3.0) million, respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $6.2 million and $2.0 million, respectively.

NOTE 2.    UNUSUAL ITEMS

     In June 1998, the Company recognized an unusual charge of $731,000 to restructure home health operations at certain of its hospitals, including in some cases the closure of these operations. The restructuring charge consisted primarily of employee severance and related costs, and to a lessor extent, costs associated with certain non-cancelable operating leases. Additionally, in April 1998, the Company recorded a $1.8 million gain to settle litigation related to an unconsummated hospital acquisition by Champion Healthcare Corporation prior to its merger with the Company in August 1996.

     In May 1997, the Company recognized unusual charges totaling $6.0 million, consisting of $3.5 million related to the closure of the 125-bed PHC Regional Hospital and Medical Center ("PHC Regional Hospital") in Salt Lake City, Utah, and $2.5 million related to a corporate reorganization. Such charges consisted primarily of employee severance and related costs, and to a lessor extent, certain other contractual termination costs.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

     On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico hospitals") for $25.0 million in cash plus working capital and the termination of a facility operating lease. Proceeds of the transaction (net of transaction costs of $2.0 million) were used to reduce amounts outstanding under the Company's revolving credit facility and its off balance sheet receivable financing program. The working capital component of the transaction is subject to a post-closing settlement. The Company recognized a pretax gain of $7.1 million on the disposition.

     Effective July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as Dakota Heartland Health System ("DHHS") for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS. DHHS owns and operates a 218-bed tertiary care hospital in Fargo, North Dakota. Although the Company did not assume control of DHHS until July 1, 1998, the Company funded the purchase of DHHS with borrowings under its revolving credit facility on June 30, 1998. The Company has reflected such amount as an increase in its investment in DHHS at June 30, 1998. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. Beginning July 1, 1998, the Company will account for DHHS under the consolidated method of accounting.

     The following selected unaudited pro forma financial information for the six months ended June 30, 1998 and 1997, assumes the disposition of the Chico hospitals and the acquisition of DHHS occurred on January 1, 1998 and 1997, respectively. Accordingly, the pro forma information excludes the $7.1 million gain recognized by the Company in connection with the disposition of the Chico hospitals. The unaudited pro forma financial information below does not purport to present the financial position or results of operations of the Company had the above transactions occurred on the dates specified, nor are they necessarily indicative of results of operations that may be expected in the future. Earnings before extraordinary charge, interest, taxes, depreciation, amortization, unusual items and gain on the sale of facilities ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles.

                              FOR THE SIX MONTHS ENDED JUNE 30, 1998
                         --------------------------------------------------
                                      Chico     Pro Forma
                                     Hospital    Chico     DHHS
                            As       Pro forma   Dispo-  Pro Forma  Company
                        Reported(a)   Adj.(b)    sition  Adj.(c)  Pro Forma
                         --------    ---------  --------  -------  --------
Net revenue              $311,558    $(18,850)  $292,708  $52,017  $344,725
                         ========    ========   ========  =======  ========
Adjusted EBITDA          $ 42,989    $ (3,560)  $ 39,429  $ 6,638  $ 46,067
                         ========    ========   ========  =======  ========
Income before income
 taxes and extraordinary
 loss                    $  9,643    $ (8,645)  $    998  $ 1,251  $  2,249
                         ========    ========   ========  =======  ========
Income before
 extraordinary loss      $  7,323    $ (6,630)  $    693  $   729  $  1,422
                         ========    ========   ========  =======  ========
Net income (loss)        $  6,148    $ (6,630)  $   (482) $   729  $    247
                         ========    ========   ========  =======  ========

Income per share -
 basic and assuming
 dilution:
   Income  before
    extraordinary charge $   0.13               $   0.01           $   0.02
                         ========               ========           ========
   Net income per share  $   0.11               $  (0.01)          $     -
                         ========               ========           ========


                              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                         --------------------------------------------------
                                      Chico     Pro Forma
                                     Hospital    Chico     DHHS
                            As       Pro forma   Dispo-  Pro Forma  Company
                        Reported      Adj.(b)    sition  Adj.(c)  Pro Forma
                         --------    ---------  --------  -------  --------
Net revenue              $335,746   $(16,281)   $319,465  $49,525  $368,990
                         ========    ========   ========  =======  ========
Adjusted EBITDA          $ 46,696   $      8    $ 46,704  $ 6,992  $ 53,696
                         ========    ========   ========  =======  ========
Income before income
 taxes                   $  3,060   $  1,739    $  4,799  $ 1,605  $  6,404
                         ========    ========   ========  =======  ========
Net income               $  2,151   $  1,422    $  3,573  $   894  $  4,467
                         ========    ========   ========  =======  ========
Net income per share
 - basic and assuming
   dilution:             $   0.04               $   0.06           $   0.08
                         ========               ========           ========

                          _____________________
(a) Excluding the $7.1 million gain on sale of facilities, income before extraordinary loss was $1.7 million, or $0.3 per share.
(b) Pro forma adjustments to reflect the disposition of the Chico hospitals, including the removal of the $7.1 million gain on sale of such facilities for the six months ended June 30, 1998.
(c)  Pro forma adjustments to reflect DHHS acquisition.  Adjusted EBITDA
     for the six months ended    June 30, 1998, includes a $1.1 million
     payment to settle a 1995 dispute over certain contract services.

NOTE 4.  LONG-TERM DEBT

On  June  15,  1998, the Company entered into the First Amendment of the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), whereby it increased principal amounts outstanding under its Term Loan Facilities from $75.0 million to $115.0 million and reduced amounts outstanding under the five-year Reducing Revolving Credit Facility by $40.0 million (collectively, the "Facilities"). The total commitment under the Reducing Revolving Credit Facility was reduced from $180.0 million to $140.0 million (the "$140.0 million Facility"). The $115.0 million in Term Loan Facilities (the "$115.0 million Facilities") consist of a five-year $45.0 million Term Loan Facility ("Tranche A Facility") and a six-year $70.0 million Term Loan Facility ("Tranche B Facility"). The $140.0 million Facility is available for general corporate purposes, including funding working capital needs, permitted acquisitions and capital expenditures and the issuance of letters of credit up to $25.0 million. It is subject to mandatory quarterly reductions of $9.5 million, commencing on March 31, 2001, and a limit of $50.0 million available for working capital needs. The Tranche A Facility is payable in quarterly installments ranging from $600,000 to $2.5 million with a final balloon payment of $22.5 million due on March 31, 2003. The Tranche B Facility is payable in annual installments of $500,000 with a final balloon payment of $67.5 million due on March 31, 2004. The Company is further required to make mandatory prepayments under the Facilities equal to 100% of (i) net cash proceeds from permitted asset sales, (ii) debt issuances and (iii) equity issuances, subject to certain allowable exclusions for debt and equity as described in the Amended Credit Agreement. Such prepayments are generally to be applied ratably to the $140.0 million Facility, the Tranche A Facility and the Tranche B Facility, but in certain circumstances may be applied solely as prepayments of the $140.0 million Facility. Prepayments under the $140.0 million Facility do not result in a mandatory reduction in borrowing capacity under such facility, but prepayments under the $115.0 million Facilities do result in a mandatory permanent reduction. The Company is subject to certain fees in the event targeted levels of asset dispositions are not achieved by November 30, 1998. Borrowings under the $140.0 million Facility and the Tranche A Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from 1.25% to 2.75% or (ii) the prime rate plus a margin ranging from 0.0% to 1.25%. Borrowings under the Tranche B Facility bear interest at LIBOR plus 2.75% and may be reduced in certain circumstances. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the $140.0 million Facility. Letters of credit issued under the $140.0 million Facility require annual fees equal to the effective LIBOR margin and are to be paid quarterly in arrears.

NOTE  5.    CONTINGENCIES

     The Company is a party to pending litigation in connection with several stockholder related matters. See "Item 2 - Pending Litigation."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     "Same hospitals" as used in the following discussion, where appropriate consist of acute care hospitals operated throughout the periods for which comparative operating results are presented. Operating results of the Company's psychiatric hospitals are charged to a disposal loss accrual established in September 1996; accordingly, such results are not reflected in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998
COMPARED WITH QUARTER ENDED JUNE 30, 1997

     Net revenue for the quarter ended June 30, 1998, was $151.1 million, a decrease of $16.2 million, or 9.6%, from $167.3 million for the same period of 1997. In general, this decline was attributable to (i) volume declines at the Company's LA Metro hospitals, (ii) a decline in utilization and reimbursement rates for home health and other healthcare operations related to the enactment of the Balanced Budget Act of 1997 (the "1997 Budget Act"), (iii) the closure of certain under performing operating units and (iv) the closure of PHC Regional Hospital in May 1997. Net revenue at the Company's Los Angeles area hospitals ("LA Metro") decreased $7.4 million from $25.0 million in 1997 to $17.6 million in 1998, primarily as a result of reduced volumes at certain facilities. Net revenue at the Company's Tennessee market hospitals, which have significant home health operations, decreased $5.4 million from $16.3 million in 1997 to $10.9 million in 1998. The closure of PHC Regional Hospital in May 1997 resulted in a $1.4 million decline in net revenue as compared to the current period. The reductions in net revenue associated with the enactment of the 1997 Budget Act are likely to continue throughout 1998. Furthermore, in June 1998, the Company restructured the home health operations of certain of its hospitals, including in some cases the closing of such operations (see Note 2). These actions will likely result in additional reductions in home health net revenue in future periods.

         The Company's "same hospitals" experienced a 9.5% decrease in inpatient admissions from 17,060 in 1997 to 15,444 in 1998. Same hospital patient days decreased 11.2% from 81,026 in 1997 to 71,947 in 1998. The decrease in admissions and patient days are primarily due to volume declines at the Company's LA Metro and Tennessee market hospitals. Outpatient visits in "same hospitals" decreased 27.0% from 407,220 in 1997 to 297,155 in 1998, primarily as a result of a significant decline in home health visits. This decrease was due primarily to stricter utilization standards as a result of new regulations under the 1997
Budget Act effective October 1, 1997, and to a lesser extent, the cancellation of a contract for home health services at one of the Company's Tennessee hospitals. Excluding home health visits, outpatient visits in "same hospitals" increased 4.1% from 163,738 in 1997 to 170,522 in 1998.

     Excluding the LA Metro and Tennessee market hospitals from the "same hospitals" comparison, inpatient admissions were 11,729 in 1998 and 11,952 in 1997, a decline of 1.9%. Patient days decreased 2.4% from 54,140 in 1997 to 52,823 in 1998, and outpatient visits decreased 18.0% from 258,116 in 1997 to 211,630 in 1998, primarily due to the significant decline in home health visits discussed above. Excluding home health visits, outpatient visits increased 9.0% from 135,842 in 1997 to 148,087 in 1998.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $13.9 million from $147.8 million in 1997 to $133.9 million in 1998. Expressed as a percentage of net revenue, operating expenses increased from 88.4% in 1997 to 88.6% in 1998, and operating margin decreased from 11.6% to 11.4%, respectively. The increase in operating expenses as a percent of net revenue is due to the impact of the aforementioned reductions in reimbursement rates under the 1997 Budget Act, particularly with respect to the Company's home healthcare businesses in Tennessee, and a decline in volumes at certain LA Metro hospitals. Excluding the LA Metro and Tennessee market hospitals, "same hospital" operating margins improved to 14.7% in 1998 as compared to 12.4% in 1997. The increase in operating margin was due principally to (i) efficiency and productivity gains resulting from the implementation of operating standards and benchmarks on a hospital department level and (ii) management's efforts to control overhead costs.

     Interest expense increased $2.6 million from $10.7 million in 1997 to $13.3 million in 1998, due in part to $1.3 million of interest charges in 1997 taken against a loss contract established in December 1996, with respect to the now closed PHC Regional Hospital. Such amount represented interest charges on borrowings to finance the acquisition of PHC Regional Hospital. Additionally, interest expense was higher due to an increase in interest rates and amounts outstanding under the Company's senior bank credit facility and other debt.

     Depreciation and amortization decreased 7.5% to $7.7 million in 1998 from $8.3 million for the same period of 1997, primarily due to a change in estimated asset lives made in the third quarter of 1997 with respect to certain assets acquired in the August 1996 merger with Champion Healthcare Corporation.

     Income (loss) before income taxes and extraordinary charge included $2.0 million attributable to the Company's equity in the earnings of Dakota Heartland Health System for the quarter ended June 30, 1998, compared to $2.7 million for the prior period. The decline in earnings was due primarily to a $1.1 million payment to settle a 1995 dispute over certain contract services. Effective July 1, 1998, the Company purchased Dakota Medical Foundation's 50% partnership interest in DHHS for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS (see Note 3). Commencing in the third quarter of 1998, the Company will account for DHHS under the consolidated method of accounting.

The following table presents pro forma net revenue and earnings before extraordinary charge, interest, taxes, depreciation, amortization, unusual items and gain on the sale of facilities ("Adjusted EBITDA") for the quarters ended June 30, 1998 and 1997, as if the acquisition of DHHS had occurred on January 1, 1998 and 1997, respectively ($ in thousands).

                                   Reverse
                                  Equity in       DHHS
                  As Currently   Earnings of    Results of
                  Reported (a)      DHHS        Operation(b)    Pro Forma
                   --------      ----------     -----------     ---------
1998
  Net revenue      $151,148      $      0       $  25,544       $176,692
  Adjusted EBITDA    20,155        (1,976)          6,017         24,196

1997
  Net revenue      $167,256      $      0       $  24,842       $192,098
  Adjusted EBITDA    21,471        (2,667)          6,287         25,091

(a) Adjusted EBITDA for the quarter ended June 30, 1998, excludes a $7.1 million gain on sale of facilities and the positive impact of $1.1 million in unusual items (see Note 2). Adjusted EBITDA for the quarter ended June 30, 1997, excludes $6.0 million in unusual charges.
(b) Adjusted EBITDA for the quarter ended June 30, 1998, excludes a $1.1 million payment to settle a 1995 dispute over certain contract services.

     Income before income taxes and extraordinary charge for the quarter ended June 30, 1998, included a $7.1 million gain on sale of the Chico hospitals (See Note 3) and unusual items of $1.1 million, consisting of a $1.8 million gain to settle litigation related to an unconsummated hospital acquisition by Champion Healthcare Corporation prior to its merger with the Company in August 1996, offset by a $731,000 charge to restructure home health operations at certain of the Company's hospitals (see Note 2). Results of operations for the quarter ended June 30, 1997, included $6.0 million in unusual charges, consisting of $3.5 million relating to the closure of PHC Regional Hospital in May 1997, and $2.5 million relating to a corporate reorganization also completed in May 1997. Results of operations for the quarter ended June 30, 1997, excluded a $5.2 million loss attributable to PHC Regional Hospital, which was charged to the loss contract accrual established at December 31, 1996.

     The Company's effective ongoing tax rate was 22.7% for the quarter ended June 30, 1998, as compared to a 13.3% benefit rate in 1997. The reduced tax rates for 1998 resulted from a $1.7 million reduction in the valuation allowance related to the recognition of previously devalued tax assets. The income tax benefit rate for 1997 was reduced by a $600,000 increase in the valuation allowance and nondeductible goodwill amortization expense.

     Net income for the quarter ended June 30, 1998 was $5.7 million, or $0.10 per diluted share, compared to a net loss of $3.0 million, or $0.05 per diluted share, for the same period of 1997. Weighted average common and common equivalent shares outstanding increased to 57.5 million in 1998 from 54.9 million in 1997, primarily due to the exclusion of dilutive securities from the calculation of net loss per share in 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Net revenue for the six months ended June 30, 1998, was $311.6 million, a decrease of $24.1 million, or 7.2%, from $335.7 million for the same period of 1997. In general, the decline in net revenue was attributable to (i) volume declines at the Company's LA Metro hospitals,
(ii) a decline in utilization and reimbursement rates for home health and other healthcare operations related to the enactment of the 1997 Budget Act, (iii) the closure of certain under performing operating units and
(iv) the closure of PHC Regional Hospital in May 1997. Net revenue at the Company's LA Metro hospitals decreased $8.4 million from $48.0 million in 1997 to $39.6 million in 1998, primarily as a result of reduced volumes at certain facilities. Net revenue of the Company's Tennessee market hospitals, which have significant home health operations, decreased $9.4 million from $32.8 million in 1997 to $23.4 million in 1998. The closure of PHC Regional Hospital on May 1997, accounted for $5.1 million of the decline in net revenue. Furthermore, in June 1998, the Company restructured the home health operations of certain of its hospitals, including in some cases the closing of such operations (see Note 2).

     The Company's "same hospitals" experienced a 8.3% decrease in inpatient admissions from 34,819 in 1997 to 31,937 in 1998. Patient days decreased 10.0% from 167,621 in 1997 to 150,824 in 1998. The decreases in admissions and patient days are primarily due to volume declines at the Company's LA Metro and Tennessee market hospitals. Outpatient visits in "same hospitals" decreased 23.1% from 811,706 in 1997 to 624,250 in 1998, primarily as a result of a significant decline in home health visits. This decrease was due primarily to stricter utilization standards as a result of new regulations under the 1997 Budget Act effective October 1, 1997, and to a lesser extent, the cancellation of a contract for home health services at one of the Company's Tennessee hospitals. Excluding home health visits, outpatient visits in "same hospitals" increased 4.2% from 326,168 in 1997 to 339,985 in 1998.

     Excluding the LA Metro and Tennessee market hospitals from the "same hospitals" comparison, inpatient admissions decreased 2.1% from 24,487 in 1997 to 23,961 in 1998. Patient days decreased 3.7% from 113,583 in 1997 to 109,413 in 1998. Outpatient visits decreased 15.2% from 508,568 in 1997 to 431,274 in 1998, primarily as a result of the significant decline in home health visits discussed above. Excluding home health visits, outpatient visits increased 8.5% from 270,046 in 1997 to 292,978 in 1998.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $18.8 million from $293.3 million in 1997 to $274.5 million in 1998. Expressed as a percentage of net revenue, operating expenses increased from 87.4% in 1997 to 88.1% in 1998, and operating margin decreased from 12.6% to 11.9%. The increase in operating expenses as a percent of net revenue is due to the impact of the aforementioned reductions in reimbursement rates under the 1997 Budget Act, particularly with respect to the Company's home healthcare businesses in Tennessee, and a decline in volumes at certain LA Metro hospitals. Excluding the LA Metro and Tennessee market hospitals, "same hospital" operating margins improved to 14.2% in 1998 as compared to 12.7% in 1997. The increase in operating margins was due principally to
(i) efficiency and productivity gains resulting from the implementation of operating standards and benchmarks on a hospital department level and
(ii) management's efforts to control overhead costs.

     Interest expense increased $4.0 million from $21.7 million in 1997 to $25.7 million in 1998, due in part to $2.7 million of interest charges in 1997 taken against a loss contract established in December 1996, with respect to the now closed PHC Regional Hospital. Such amount represented interest charges on borrowings to finance the acquisition of PHC Regional Hospital. Additionally, interest expense was higher due to an increase in interest rates and amounts outstanding under the Company's senior bank credit facility and other debt.

     Income before income taxes and extraordinary charge included $5.1 million attributable to the Company's equity in the earnings of Dakota Heartland Health System for the six months ended June 30, 1998, compared to $5.2 million for the prior period. DHHS earnings for 1998 included a $1.1 million payment to settle a 1995 dispute over certain contract services. Effective July 1, 1998, the Company purchased Dakota Medical Foundation's 50% partnership interest in DHHS for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS (see Note 3). Commencing in the third quarter of 1998, the
Company will account for DHHS under the consolidated method of accounting. The following table presents pro forma net revenue and Adjusted EBITDA for the six months ended June 30, 1998 and 1997, as if the acquisition of DHHS had occurred on January 1, 1998 and 1997, respectively ($ in thousands).

                                   Reverse
                                  Equity in        DHHS
                  As Currently   Earnings of    Results of
                  Reported (a)      DHHS        Operations(b)   Pro Forma
                   --------      ----------     -----------     ---------
1998
  Net revenue      $311,558      $      0       $52,017         $363,575
  Adjusted EBITDA    42,989        (5,061)       12,749           50,677
1997
  Net revenue      $335,746      $      0       $49,525         $385,271
  Adjusted EBITDA    46,696        (5,226)       12,218           53,688

(a) Adjusted EBITDA for the six months ended June 30, 1998, excludes a $7.1 million gain on sale of facilities and the positive impact of $1.1 million in unusual items (see Note 2). Adjusted EBITDA for the six months ended June 30, 1997, excludes $6.0 million in unusual charges.
(b) Adjusted EBITDA for the six months ended June 30, 1998, excludes a $1.1 million payment to settle a 1995 dispute over contract services.

     Income before income taxes and extraordinary charge for the six months ended June 30, 1998, included a $7.1 million gain on sale of the Chico hospitals (see Note 3) and unusual items totaling $1.1 million, consisting of a $1.8 million gain to settle litigation related to an unconsummated hospital acquisition by Champion Healthcare Corporation prior to its merger with the Company in August 1996, offset by a $731,000 charge to restructure home health operations at certain of the Company's hospitals (see Note 2). Results of operations for the six months ended June 30, 1997, included $6.0 million in unusual charges, consisting of $3.5 million relating to the closure of PHC Regional Hospital in May 1997, and $2.5 million relating to a corporate reorganization also completed in May 1997. Results of operations for the six months ended June 30, 1997, excluded a $10.9 million loss attributable to PHC Regional Hospital, which was charged to the loss contract accrual established at December 31, 1996.

     The Company's effective tax rate was 24.1% for the six months ended June 30, 1998, as compared to 29.7% for the comparable period in 1997. The reduced tax rates for 1998 and 1997, resulted primarily from reductions in the valuation allowance related to the recognition of previously devalued tax assets of $2.4 million and $1.1 million, respectively, offset by nondeductible goodwill amortization expense.

     Net income for the six months ended June 30, 1998 was $6.1 million, or $0.11 per diluted share, compared to net income of $2.2 million, or $0.04 per diluted share, for the same period in 1997. The 1998 net income includes an extraordinary charge on extinguishment of debt of $1.2 million (net of tax benefits of $817,000), or $0.02 per diluted share. Weighted average common and common equivalent shares outstanding were
57.5 million and 56.3 million for the six months ended June 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1998, was $4.2 million, compared to net cash used of $8.4 million for the same period in 1997. The $12.6 million increase in net cash provided by operating activities was mainly attributable to non-recurring cash payments during 1997 for accrued (i) 1996 health claims related to PHC Regional Hospital (ii) costs and fees related to the Special Committee's investigation, and (iii) Champion merger costs. Net cash used in investing activities was $49.3 million during 1998, as compared to net cash provided by investing activities of $22.2 million during 1997. The $71.5 million decrease was primarily attributable to the Company's $64.8 million purchase (including transaction costs) of its partner's 50% interest in DHHS (Note 3) in 1998, and to a net decrease in proceeds from sales of marketable securities and facilities. In addition to the DHHS purchase, investing activities for the six months ended June 30, 1998, included $23.0 million in net proceeds from the sale of the Chico hospitals (see Note 3). Investing activities for the six months ended June 30, 1997, included $12.2 million in net proceeds received from the sale of certain hospitals and $19.3 million received from the liquidation of marketable securities held by the Company's wholly-owned subsidiary, Hospital Assurance Company, Ltd. Net cash provided by financing activities during 1998 was $27.1 million, compared to cash used of $10.8 million during 1997. The $37.9 million increase in cash provided by financing activities was primarily attributable to borrowings under the Company's Amended Credit Agreement to finance the purchase its partner's 50% interest in DHHS, partially offset by repayments under the Amended Credit Agreement of $30.3 million and deferred financing costs of $4.0 million associated with the Amended Credit Agreement entered into in March 1998.

     Net working capital was $27.6 million at June 30, 1998, a decrease of $9.8 million from $37.4 million at December 31, 1997. The decrease was primarily due to the repayment of amounts outstanding under the Amended Credit Facility from available cash, as well of the reclassification of $2.0 million in principal amounts outstanding under the Term Loan

Facilities from long term to current pursuant to the Amended Credit Facility entered into in March 1998. Working capital also decreased as a result of the sale of working capital associated with the Chico hospitals, of which $3.1 million in proceeds were used to reduce amounts outstanding under the Company's off balance sheet receivable financing program. Such amount was reflected in restricted cash at June 30, 1998, and paid on July 1, 1998. The Company's long-term debt as a percentage of total capitalization was 91.5% at June 30, 1998, compared to 92.1% at December 31, 1997.

     As of August 14, 1998, the Company had $54.8 million available under the revolver portion of its Amended Credit Agreement to fund future capital expenditures, working capital requirements and the issuance of letters of credit. The Company anticipates that internally generated cash flows from earnings, proceeds from divestiture of certain assets, proceeds from the sale of hospital accounts receivable under the Company's off balance sheet receivable financing program, Federal and state income taxes refunds, and available borrowings under its Amended Credit Agreement will be sufficient to meet funding requirements through 1999. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

OPERATING PERFORMANCE OF LA METRO HOSPITALS

     The Company's LA Metro acute care hospitals recorded an EBITDA deficit of $645,000 for the quarter ended June 30, 1998, and EBITDA of $492,000 for the six months ended June 30, 1998, as compared to EBITDA of $1.4 million and $3.9 million for the quarter and six months ended June 30, 1997, respectively. Losses before interest, income taxes, depreciation and amortization for the LA metro psychiatric hospitals, which were offset against the disposal loss accrual previously established in September 1996, were $1.6 million and $1.7 million for the quarter and six months ended June 30, 1998, respectively, as compared to $142,000 and $175,000 for the quarter and six months ending June 30, 1997, respectively. Management does not believe the LA Metro hospitals will have a material adverse effect on the Company's liquidity through their estimated disposition date.

YEAR 2000 COMPLIANCE

     As discussed in the Company's Form 10-K for the fiscal year ended December 31, 1997, the Company has initiated a comprehensive assessment of all equipment, systems and services, as well as embedded systems and other applications that control medical and related equipment to determine whether such items are Year 2000 compliant. As part of this effort, the Company engaged an outside consultant to assist in implementing an extensive pilot program at one of its hospitals to compile a data base for use in evaluating Year 2000 compliance at all of its hospitals. As a result of this pilot program, the Company and its outside consultant have implemented a multiphase plan at all of its hospitals to determine and execute the necessary actions to make their various embedded systems, medical devices, related facility equipment, and other third party supplied equipment and services Year 2000 compliant.  The Company expects to complete an assessment  by  year  end.

At this time, the Company is not able to determine whether the costs of bringing such embedded systems and other applications into compliance will have a material impact on the Company's liquidity or results of operations. As previously reported, the Company expects its core information systems to be Year 2000 compliant as a result of ongoing efforts to standardize and upgrade such systems.

PENDING LITIGATION

     The Company has previously reported the filing of a number of putative class and derivative action complaints relating to the August 1996 merger of the Company and Champion Healthcare Corporation. As previously reported, two of these actions have been active: IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, in which a number of federal class action complaints were consolidated, and CAVEN V. MILLER No. H-96-4291, in which two derivative action complaints have been consolidated. The federal class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. In addition, the complaint was recently amended to add a claim against the Company under section 10(b) of the Securities Exchange Act of 1934. The Company has moved to dismiss the claim. The derivative action asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, and other persons.

     Since the Company reported on this litigation on its Form 10-K for the fiscal year ended December 31, 1997, one of the California state court actions, GAONKAR V. KRUKEMEYER ET AL., Case No BC158899, was dismissed without prejudice on motion of the plaintiffs, and the other California state court action previously consolidated with GAONKAR, PRESCOTT V. PARACELSUS HEALTHCARE CORP., Case No. BC158979, has been ordered to proceed separately.

     As previously reported, in light of the Company's restatement of financial information contained in the various registration statements and prospectuses relating to the merger, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a material adverse effect on the Company.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders on May 14, 1998, the stockholders approved the following:

1. The election of Messrs. James G. VanDevender, Daryl J. White and Dr. Heiner Meyer zu Losebeck to serve as Class II directors for a three-year term, and the election of Mr. Nolan Lehmann to serve as a Class I director for a two-year term and the election of Mr. Christian A. Lange to serve as a Class III director for a one-year term. Each nominee received the following votes:

                                          FOR           WITHHELD
                                       ----------       --------
     Nolan Lehmann                     47,854,654        666,961
     James G. VanDevender              48,375,053        146,562
     Daryl J. White                    47,751,854        769,761
     Dr. Heiner Meyer zu Losebeck      48,395,295        126,319
     Christain A. Lange                48,392,885        128,730


2. The ratification of the appointment of Ernst & Young LLP as the Company's auditors for 1998.

     For       18,712,768
     Against       28,172
     Abstain   29,780,674

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.        EXHIBIT AND REPORTS ON FORM 8-K


(a) Exhibits

10.7 The First Amendment to Amended and Restated Credit Agreement, effective June 15, 1998, by and among Paracelsus Healthcare
     Corporation, Paribas, Toronto Dominion (Texas), Inc. and Bank of
     Montreal.

27        Financial Data Schedule.

 (b)  Reports on Form 8-K

The Company filed on July 10, 1998, a Current Report on Form 8-K, dated June 30, 1998, reporting pursuant to Item 2 (i) the sale by the Company effective June 30, 1998, of substantially all of the assets of Chico Community Hospital, Inc., which included a 123 licensed bed acute care hospital and a 60 licensed bed rehabilitation hospital, both located in Chico, California, and (ii) the Company's purchase effective July 1, 1998 (through its subsidiary, Paracelsus Healthcare Corporation of North Dakota, Inc.) of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as Dakota Heartland Health System ("DHHS"), thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. DHHS owns and operates a 218 licensed bed tertiary care hospital in Fargo, North Dakota.

                                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paracelsus Healthcare Corporation
                                                        (Registrant)



Dated: August 14, 1998                 By: /S/ JAMES G.VANDEVENDER
                                     --------------------------------
                                           James G. VanDevender
                                     Senior Executive Vice President,
                                            Chief Financial Officer
                                                    & Director