Form 10-Q
period 1998-09-30
PARACELSUS HEALTHCARE CORP
filed 1998-11-16
CIK 758722

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                Yes[X]       No[   ]

      As of November 13, 1998, there were outstanding 55,118,330 shares of the Registrant's Common Stock, no stated value.

                              PARACELSUS HEALTHCARE CORPORATION
                                          FORM 10-Q

                               FOR THE QUARTERLY PERIOD ENDED
                                     SEPTEMBER 30, 1998

                                            INDEX



                                                                 PAGE REFERENCE
                                                                   FORM 10-Q
                                                                 --------------




FORWARD-LOOKING STATEMENTS                                              3
--------------------------



PART I.     FINANCIAL INFORMATION
------
   Item 1.  Financial Statements-- (Unaudited)

            Condensed Consolidated Balance Sheets--
                September 30, 1998 and December 31, 1997                4

            Consolidated Statements of Operations--
                Three Months and Nine Months Ended September 30,
                1998 and 1997                                           5

            Condensed Consolidated Statements of Cash Flows--
                Nine Months Ended September 30, 1998 and 1997           6

            Notes to Interim Condensed Consolidated
                Financial Statements                                    7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    14

PART II.    OTHER INFORMATION                                          24
-------
SIGNATURE                                                              25

          FORWARD-LOOKING STATEMENTS

           Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; and the availability and terms of capital to fund working capital requirements and the expansion of the Company's business, including the acquisition of additional facilities.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                PARACELSUS HEALTHCARE CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                         ($ in 000's)

                                                         SEPTEMBER 30,                DECEMBER 31,
                                                             1998                        1997
                                                         ------------                 -----------
                                                         (Unaudited)                   (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                               $   8,102                 $  28,173
   Restricted cash                                               631                     6,457
   Accounts receivable, net                                   76,676                    70,675
   Deferred income taxes                                      15,138                    25,818
   Other current assets                                       43,772                    42,884
                                                            --------                  --------
        Total current assets                                 144,319                   174,007

Property and equipment                                       518,984                   438,792
Less: Accumulated depreciation and amortization             (161,825)                 (130,728)
                                                            --------                  --------
                                                             357,159                   308,064

Investment in Dakota Heartland Health System (Note 3)             -                     48,499
Goodwill                                                     148,407                   123,104
Other assets                                                  72,286                    81,150
                                                            --------                  --------
        Total assets                                       $ 722,171                 $ 734,824
                                                            ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $  36,843                 $  46,722
   Accrued liabilities and other                              66,451                    83,698
   Current maturities of long-term debt                        6,345                     6,209
                                                            --------                  --------
        Total current liabilities                            109,639                   136,629

Long-term debt                                               524,268                   491,914
Other long-term liabilities                                   44,149                    64,278
Stockholders' Equity:
   Common stock                                              224,542                   224,475
   Additional paid-in capital                                    390                       390
   Unrealized gains on marketable securities                                                12
   Accumulated deficit                                      (180,817)                 (182,874)
                                                            --------                  --------
        Total stockholders' equity                            44,115                    42,003
                                                            --------                  --------
        Total Liabilities and Stockholders' Equity         $ 722,171                 $ 734,824
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

                                PARACELSUS HEALTHCARE CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in 000's, except per share data)
                                           (Unaudited)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                   ---------------------------------------------------------------
                                       1998                1997           1998              1997
                                   ----------           ---------       ---------        ---------
Net revenue                        $  157,169          $  166,661      $  520,744       $  502,407
Costs and expenses:
Salaries and benefits                  68,955              67,781         216,846          205,041
Other operating expenses               63,831              67,689         209,813          203,162
Provision for bad debts                10,368              12,688          30,248           33,449
Interest                               13,108              13,236          38,782           34,715
Depreciation and amortization           9,490               7,067          27,616           23,047
Equity in earnings of Dakota
   Heartland Health System                                 (2,598)                          (7,824)
Unusual items                          (6,967)                             (6,989)           5,978
(Gain) loss on sale of facilities         275                              (6,825)
                                    ---------           ---------        --------         --------
Total costs and expenses              159,060             165,863         509,491          497,568
                                    ---------           ---------        --------         --------
Income (loss) before minority
   interest, income taxes,
   discontinued operations and
   extraordinary charge                (1,891)                798          11,253            4,839
Minority interests                        113                (440)         (3,173)          (1,421)
                                    ---------           ---------        --------         --------
Income (loss) before income
   taxes, discontinued operations
   and extraordinary charge            (1,778)                358           8,080            3,418
Income tax provision (benefit)           (111)                220           2,424            1,129
                                    ---------           ---------        --------         --------
Income (loss) before discontinued
   operations and extraordinary
   charge                              (1,667)                138           5,656            2,289
Loss on discontinued operations        (2,424)                             (2,424)
                                    ---------           ---------        --------         --------
Income (loss) before
   extraordinary loss                  (4,091)                138           3,232            2,289
Extraordinary charge on
   extinguishment of debt, net                                             (1,175)
                                    ---------           ---------        --------         --------
Net income (loss)                  $   (4,091)         $      138      $    2,057        $   2,289
                                    =========           =========        ========         ========
Income (loss) per share - basic
and assuming dilution (Note 1):
   Income (loss) before
   discontinued operations and
   extraordinary charge            $    (0.03)         $     0.00      $     0.10        $    0.04
   Net income (loss) per share     $    (0.07)         $     0.00      $     0.04        $    0.04

                                               See accompanying notes.

                                PARACELSUS HEALTHCARE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ in 000's)
                                           (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
                                                                     1998          1997
                                                                 ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   2,057     $   2,289
Non-cash expenses and changes in operating assets
   and liabilities                                                  (9,704)       (9,309)
                                                                  --------      --------
Net cash used in operating activities                               (7,647)       (7,020)
                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DHHS, net of cash acquired                          (59,278)
Proceeds from sales of facilities, net of expenses                  36,398        12,201
Sale of marketable securities                                                     19,284
Additions to property and equipment, net                           (14,428)      (12,617)
Increase in other assets, net                                       (6,928)       (2,282)
                                                                  --------      --------
Net cash provided by (used in) investing activities                (44,236)       16,586
                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                              67
Borrowings under Revolving Credit Facility                          74,528        38,000
Repayments under Revolving Credit Facility                         (34,485)      (34,593)
Repayments of debt, net                                             (4,314)       (4,922)
Deferred financing costs                                            (3,984)
                                                                  --------      --------
Net cash provided by (used in) financing activities                 31,812        (1,515)
                                                                  --------      --------
(Decrease) increase in cash and cash equivalents                   (20,071)        8,051
Cash and cash equivalents at beginning of period                    28,173        17,771
                                                                  --------      --------
Cash and cash equivalents at end of period                       $   8,102     $  25,822
                                                                  ========      ========

Supplemental Cash Flow Information:
   Interest paid                                                 $  45,265     $  45,262
   Income taxes refunded                                         $    (440)    $ (23,911)

Noncash Investing Activities:
   Notes receivable from sale of hospitals                       $ (13,698)          -
   Debt assumed by purchaser of hospitals                        $   3,239           -

                                   See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION
      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                           September 30, 1998

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. The Company presently operates 17 hospitals with 1,957 licensed beds and four skilled nursing facilities with 232 licensed beds in 9 states, of which 12 are owned and five are leased.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain account balances as of December 31, 1997, have been reclassified to conform to the Company's current presentation.

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted earnings per share before extraordinary charge (dollars in thousands, except per share amounts). Per share amounts for the three and nine months ended September 30, 1997, have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share":

                                           THREE MONTHS  THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                ENDED         ENDED        ENDED        ENDED
                                           SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                1998           1997        1998         1997
                                           ------------------------------------------------------
Numerator(a):
Income (loss) before discontinued
   operations  and extraordinary charge     $  (1,667)    $     138    $   5,656    $   2,289
Loss on discontinued operations                (2,424)                    (2,424)
Extraordinary charge                                                      (1,175)
                                             --------      --------     --------     --------
Net income (loss)                           $  (4,091)    $     138    $   2,057    $   2,289
                                             ========      ========     ========     ========
Denominator:
Weighted average shares used for
   basic earnings per share                    55,116        55,016       55,104       54,892
Effect of dilutive securities:
   Employee stock options                       2,428         2,694        2,440        2,769
                                             --------      --------     --------     --------
   Dilutive potential common shares             2,428         2,694        2,440        2,769
                                             --------      --------     --------     --------
Shares used for diluted
   earnings per share                          57,544        57,710       57,544       57,661
                                             ========      ========     ========     ========
Earnings per share - basic and
assuming dilution:
   Income (loss) before discontinued
   operations and extraordinary charge      $   (0.03)    $    0.00    $    0.10    $    0.04
   Loss on discontinued operations              (0.04)                     (0.04)
   Extraordinary charge                                                    (0.02)
                                             --------      --------     --------     --------
   Net income (loss)                        $   (0.07)    $    0.00    $    0.04    $    0.00
                                             ========      ========     ========     ========


-------------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to dilutive securities.

      Options to purchase 4,883,469 shares of the Company's common stock at a weighted average exercise price of $7.43 per share were outstanding during the three and nine months ended September 30, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. Comprehensive income as defined by SFAS No. 130 is net income (loss) plus direct adjustments from non-stockholder sources to stockholders' equity. Unrealized gains or losses on marketable securities are the only direct adjustments recorded by the Company. Total comprehensive loss for the quarter ended September 30, 1998 is the same amount as net loss for that period or $4.1 million as compared to total comprehensive income of $130,000 for the comparable period in the prior year. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $2.0 million and $2.1 million, respectively.


NOTE 2.    UNUSUAL ITEMS

     In September 1998, the Company announced that it has taken a series of strategic actions designed to lower cost structures of its hospitals as the result of the deteriorating reimbursement environment. These actions included a combination of staff and wage reductions and other cost cutting measures. As a result of these initiatives, the Company recognized a charge of $300,000 for severance costs. Additionally, unusual items included $233,000 relating to a settlement of litigation (see Note 4).

     On August 31, 1998, the Company reached a settlement with PacifiCare regarding a dispute over administration of a 1996 capitation agreement. That agreement had resulted in losses to the Company in 1996 and 1997 and the eventual closure of PHC Regional Hospital and Medical Center ("PHC Regional") in June 1997, as discussed further below. On August 20, 1997, PacifiCare and the Company agreed to a specific mechanism to determine amounts owed to each other as the result of amending the agreement effective July 1, 1997. Following the completion of this process in August 1998, the Company paid PacifiCare $5.5 million as a final settlement under the capitation agreement. The Company had previously recorded a loss contract charge based on a study conducted by the Company and independent third party consultants. Unusual items for the quarter and nine months ended September 30, 1998 include a $7.5 million gain, which represents the excess of the loss contract accrual over the settlement payment.

     In June 1998, the Company recognized unusual charges of $731,000 to restructure home health operations, at certain of its hospitals, including in some cases the closure of these operations, and a $1.1 million charge to settle a 1995 dispute over certain contract services at Dakota Heartland Health Systems ("DHHS"). Such charges were offset by a $1.8 million gain to settle litigation related to an unconsummated hospital acquisition by Champion Healthcare Corporation prior to its merger with the Company in August 1996.

     In May 1997, the Company recognized unusual charges totaling $6.0 million, consisting of $3.5 million related to the closure of the 125-bed PHC Regional Hospital in Salt Lake City, Utah, and $2.5 million related to a corporate reorganization. Such charges consisted primarily of employee severance and related costs, and to a lessor extent, certain other contractual termination costs.

NOTE 3.    ACQUISITIONS AND DISPOSITIONS

     On September 30, 1998, the Company completed the sale of substantially all of the assets of the eight hospitals (one of which had been previously closed) located in metropolitan Los Angeles (collectively, "LA Metro") to Alta Healthcare System LLC, a California limited liability company and certain subsidiaries thereof (collectively "Alta Healthcare"). The purchase price of approximately $33.7 million, which included the purchase of net working capital, was arrived at through an arms length negotiation and was paid by a combination of $16.5 million in cash, the assumption of approximately $3.2 million in debt, and issuance by the purchaser of $9.9 million of secured promissory notes and an additional secured second lien subordinated note in the principal amount of $3.8 million. This subordinated note may be adjusted for any increase or decrease of net working capital and certain other adjustments. The transaction resulted in a $4.2 million reduction in amounts outstanding under the Company's Amended and Restated Reducing Revolving Credit Facility (the "Credit Facility"), a $9.3 million reduction in amounts outstanding under the Company's off balance sheet receivable financing program, and the assumption by the purchaser of approximately $3.2 million in other secured debt. The Company had previously recorded impairment charges related to the LA Metro facilities; accordingly, the Company recorded no gain or loss on the sale.

     On July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as Dakota Heartland Health System for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. The transaction was accounted for as a step purchase acquisition. As the result of this change in control, the Company has recast its consolidated statements of operations to account for DHHS under the consolidated method of accounting as though the transaction had occurred at the beginning of the year. The results of operations for the nine months ended September 30, 1998, reflect minority interest of $ 4.1 million for the six-month period prior to the change in control. The accompanying financial statements reflect the preliminary allocation of purchase price, as the purchase price allocation has not been finalized pending the results of a third-party appraisal. The excess of the purchase price over the net assets acquired approximated $28.1 million and is being amortized over twenty years. The Company does not expect the final purchase price allocation to have a material impact on the consolidated financial statements.

     On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico hospitals") for $25.0 million in cash plus working capital and the termination of a facility operating lease and related letter of credit. The Company recognized a pretax gain of $7.1 million on the disposition.

     The following unaudited pro forma financial information for the nine months ended September 30, 1998 and 1997 (dollars in thousands, except per share amounts) assumes the disposition of the LA Metro and Chico hospitals and the acquisition of DHHS occurred on January 1, 1997. Accordingly, the pro forma information excludes the $7.1 million gain recognized by the Company in connection with the disposition of the Chico hospitals. The unaudited pro forma financial information below does not purport to present the financial position or results of operations of the Company had the above transactions occurred on the dates specified, nor are they necessarily indicative of results of operations that may be expected in the future. Earnings before extraordinary charge, interest, taxes, depreciation, amortization, unusual items and gain on the sale of facilities ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles.

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                      ------------------------------------------------------------------------
                                          Chico
                                         Hospital        DHHS       LA Metro
                           As           Pro Forma     Pro Forma     Pro Forma      Company
                        Reported(a)       Adj.(b)      Adj.(c)        Adj.(d)      Pro Forma
                        ----------     ----------    ----------     ---------      ----------
Net revenue             $  520,744    $  (18,850)    $        -     $ (57,972)    $  443,922
                         =========     =========      =========      ========      =========
Adjusted EBITDA         $   60,664    $   (3,560)    $    4,141     $   1,189     $   62,434
                         =========     =========      =========      ========      =========
Income before
   income taxes,
   discontinued
   operations and
   extraordinary charge $    8,080    $   (8,645)    $    1,036     $   1,943     $    2,414
                         =========     =========      =========      ========      =========
Income before
   extraordinary  loss
   and discontinued
   operations           $    5,656    $   (6,673)    $      829     $   1,555     $    1,367
                         =========     =========      =========      ========      =========
Net income              $    2,057    $   (6,673)    $      829     $   3,979     $      192
                         =========     =========      =========      ========      =========
Income per share
basic and assuming
dilution:
   Income  before
   discontinued
   operations and
   extraordinary charge $     0.10                                                $     0.02
                         =========                                                 =========
   Net income per share $     0.04                                                $     0.00
                         =========                                                 =========

-------------------------
(a) Excluding the $7.1 million gain on sale of facilities, income before extraordinary loss and discontinued operations was $135,000, or break-even per share.
(b) Pro forma adjustments to reflect the disposition of the Chico hospitals, including the removal of the $7.1 million gain on sale of such facilities.
(c) As reported amounts reflect DHHS on the consolidated method of accounting as though the acquisition had occurred at the beginning of the year. Pro forma adjustments to adjusted EBITDA reflect the reversal of minority interest.
(d) Pro forma adjustments to reflect the disposition of the LA Metro hospitals, including $1.0 million in interest income on notes receivable and the removal of the $2.4 million loss from discontinued operations from certain of those facilities (see Note 4).

                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                      -------------------------------------------------------------------------
                                          Chico
                                         Hospital        DHHS       LA Metro
                           As           Pro Forma      Pro Forma    Pro Forma       Company Pro
                         Reported         Adj.(a)       Adj.(b)       Adj.(c)          Forma
                         ----------     ---------      ---------    ---------       -----------
Net revenue           $ 502,407        $ (25,783)      $   74,877   $ (70,827)      $ 480,674
                       ========         ========        =========    ========        ========
Adjusted EBITDA       $  67,158        $  (1,930)      $   10,501   $  (3,357)      $  72,372
                       ========         ========        =========    ========        ========
Income before income
   taxes              $   3,418        $     745       $    2,426   $  (2,554)      $   4,035
                       ========         ========        =========    ========        ========
Net income            $   2,289        $     610       $    1,987   $  (2,092)      $   2,794
                       ========         ========        =========    ========        ========
Net income per
share - basic and
assuming dilution:    $    0.04                                                     $    0.05
                       ========                                                      ========

-----------------------
(a) Pro forma adjustments to reflect the dispositions of the Chico hospitals.
(b) Pro forma adjustments to reflect DHHS acquisition.
(c) Pro forma adjustments to reflect the dispositions of the LA Metro hospitals, including $1.0 million in interest income on notes receivable.


NOTE 4.    LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations reflects a $2.4 million charge (net of tax benefit of $1.7 million) relating to a settlement of litigation concerning alleged violations of certain Medicare rules filed by two former employees ("the relators") in October 1995. Concurrent with the settlement of this litigation, previously reported in the Company's 1997 Annual Report filed on Form 10-K, the United States Government intervened in the case as to certain of the claims against the Company and other related entities and individuals. The claims primarily concerned LA Metro psychiatric hospital facilities and one LA Metro acute care facility. The United States dismissed the claims with prejudice and released the Company, its subsidiaries, its current and former directors and employees, and related others from civil or administrative monetary actions related to the claims. In return, the Company agreed to pay the Government $7.3 million, $4.0 million of which was paid on the execution of the settlement agreement and the balance of which will be paid over a one-year period. The Company also reached a complete and final resolution of all issues in a settlement with the relators, which included a dismissal with prejudice by the relators of the entire complaint to the Company and others. See Part II. Item 1- Legal Proceedings for further discussion on the terms of the settlement. The Company reported the excess of the settlement over the related liability accrued at December 31, 1997, as loss from discontinued operations.

NOTE  5.    CONTINGENCIES

IMPACT OF YEAR 2000 - As with most other industries, hospitals and health care systems use information systems that may misidentify dates beginning January 1, 2000, and result in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company has a Year 2000 strategy for its hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, analysis and planning, testing, conversion/remediation/replacement and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, or that the Company will not experience difficulties obtaining resources needed to make modifications to correct or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

PENDING LITIGATION - The Company is a party to pending litigation in connection with several stockholder related matters and a suit involving insurance carriers. See "Item 2 - Pending Litigation."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     "Same hospitals" as used in the following discussion exclude (i) the Company's LA Metro hospitals, which were sold on September 30, 1998, and otherwise consist of acute care hospitals owned and operated throughout the periods for which comparative results are presented and corporate expenses. Accordingly, such designation excludes DHHS (acquired June
1998), Chico hospitals sold in June 1998 and PHC Regional Hospital, which the Company closed in June 1997 (see Notes 2 and 3).

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998
COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

     Net revenue for the quarter ended September 30, 1998, was $157.2 million, a decrease of $9.5 million, or 5.7%, from $166.7 million for the same period of 1997. Net revenue for the 1998 quarter increased $25.0 million as a result of the July 1, 1998 acquisition of DHHS with such increase offset by (i) a $9.5 million decrease in net revenue attributable to the Chico hospitals (ii) a $4.4 million decrease in net revenue at the Company's LA Metro hospitals and (iii) $1.5 million decrease in net revenue attributable to the closure of PHC Regional. DHHS was accounted for under the equity method for the quarter ended September 30, 1997. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

     Net revenue at "same hospitals" for the quarter ended September 30, 1998 was $112.8 million compared to $132.0 million, a decrease of $19.2 million, or 14.6%, over the comparable period in 1997 due to (i) a decline in utilization and reimbursement rates for home health and other healthcare operations related to the enactment of the Balanced Budget Act of 1997 (the "1997 Budget Act"), (ii) the restructuring of home health operations at certain of the Company's hospitals in the second quarter of 1998, including in some cases the closing of such operations (see Note
2), (iii) an overall decline in volume at the hospitals and continued tightening of payment levels by managed care plans. Net revenue at the Company's Tennessee market hospitals, which have significant home health operations, decreased $5.1 million, or 38.1%, from $13.4 million in 1997 to $8.3 million in 1998. Excluding Tennessee, "same hospital" revenue declined by $14.0 million, or 11.9%, from $118.5 million in 1997 to $104.5 million in 1998. The reductions in net revenue resulting from the enactment of the 1997 Budget Act, the Company's restructuring of certain of its home health operations and downward payment pressures from third party payors are likely to continue throughout 1998 and into 1999.

         The Company's "same hospitals" experienced a 4.9% decrease in inpatient admissions from 12,470 in 1997 to 11,853 in 1998. Same hospital patient days decreased 5.6% from 54,873 in 1997 to 51,790 in 1998. The decrease in admissions and patient days are due to volume declines at the hospitals and to a lesser extent, improved utilization review procedures at certain facilities. Outpatient visits in "same hospitals" decreased 34.2% from 396,587 in 1997 to 261,040 in 1998, primarily as a result of a significant decline in home health visits. Excluding home health visits, outpatient visits in "same hospitals" increased 4.5% from 139,647 in 1997 to 145,960 in 1998. The decline in home health visits was primarily due to stricter utilization standards under the 1997 Budget Act effective October 1, 1997, the closure of home health operations at certain facilities, and to a lesser extent, the cancellation of a contract for home health services at one of the Company's Tennessee hospitals. Over one half of the Company's decline in home health visits occurred in the Tennessee market hospitals.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $5.0 million from $148.2 million in 1997 to $143.2 million in 1998. The quarter ended September 30, 1998, included DHHS operating expenses of $20.2 million, which offsets decreases in operating expenses directly related to declines in net revenue and from closed/ sold facilities. Excluding DHHS, operating expenses for the quarter ended September 30, 1998, decreased $25.2 million as compared to the same period in 1997. This decrease was attributable to (i) $7.6 million decrease from the sale of the Chico hospitals, (ii) a $3.2 million reduction in general and medical professional liability costs as a result of revisions of actuarial estimates and (iii) management's effort to reduce costs in response to reductions in net revenue resulting from the 1997 Budget Act. On a "same hospital" basis, operating expenses expressed as a percentage of net revenue increased from 88.0% in 1997 to 91.0% in 1998, and operating margin decreased from 12.0% to 9.0%, respectively. The increase in operating expenses as a percent of net revenue is due to the impact of the aforementioned stricter utilization standards and reductions in reimbursement rates under the 1997 Budget Act. Thus, the decline in net revenue has outpaced management's efforts to reduce costs. In the fourth quarter of 1998, the Company undertook a series of strategic actions designed to lower the Company's cost structure as the result of the deteriorating reimbursement environment (see Note 2). These actions included a combination of staff and wage reductions as well as other cost cutting measures. Management believes that the cost savings associated with these initiatives will impact the Company's results of operations starting in the fourth quarter of 1998. However, there can be no assurance that the Company will achieve its desired cost structure or that any cost reductions will be sufficient to offset present and/or future government initiatives or reduction in current levels of utilization.

     Depreciation and amortization increased 34.3% to $9.5 million in 1998 from $7.1 million for the same period of 1997, primarily due to the acquisition of DHHS, which was accounted for under the equity method of accounting in the comparable period in 1997, and from current year additions to property and equipment.

     Income (loss) before income taxes, discontinued operations and extraordinary charge for the quarter ended September 30, 1998, included $3.1 million attributable to income from DHHS on a consolidated basis (see Note 3), compared to $2.6 million of reported equity in earnings in the prior period. Income before income taxes, discontinued operations and extraordinary charge also included a $7.5 million gain from the settlement of a contract dispute with PacifiCare (see Note 2), a $233,000 unusual charge relating to a settlement of litigation and a $275,000 loss from sale of home health operations at one of the Company's facilities.

     The Company's effective tax benefit was 6.2% for the quarter ended September 30, 1998, as compared to effective tax rate of 61.5% for the comparable period in 1997. The reduced tax benefit for 1998 resulted from an increase in the valuation allowance related to unrealized tax assets and from nondeductible goodwill amortization expense.

     The Company recorded a loss from discontinued operations of $2.4 million (net of tax of $1.7 million), or $0.04 per diluted share, in 1998 to reflect the settlement of the 1995 litigation concerning alleged violations of certain Medicare rules. The claims related substantially to the LA Metro psychiatric facilities which have been reported as discontinued operations since the Company adopted a plan to exit the psychiatric hospital business in 1996. See Part II. Item1. Legal Proceedings, for additional discussion of the terms of the litigation settlement.

     Net loss for the quarter ended September 30, 1998, was $4.1 million, or $0.07 per diluted share, compared to a net income of $138,000, or $0.00 per diluted share, for the same period of 1997. Weighted average common and common equivalent shares outstanding decreased to 55.1 million in 1998 from 57.7 million in 1997, primarily due to the exclusion of dilutive securities from the calculation of net loss per share in 1998.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenue for the nine months ended September 30, 1998, was $520.7 million, an increase of $18.3 million, or 3.6%, from $502.4 million for the same period of 1997. Net revenue for 1998 increased $77.0 million as a result of the July 1, 1998 acquisition of DHHS. The Company recast its 1998 consolidated statement of operations to reflect DHHS under the consolidated method of accounting as though the acquisition occurred on January 1, 1998 (See Note 3). DHHS was accounted for under the equity method for the nine months ended September 30, 1997. The increase from DHHS net revenue was offset by (i) a $6.9 million decrease in net revenue attributable to the sale of the Chico facilities (ii) a $12.7 million decrease in net revenue at the Company's LA Metro due primarily to volume declines, and (iii) $6.7 million decrease in net revenue attributable PHC Regional. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

     Net revenue at "same hospitals" for the nine months ended September 30, 1998, was $366.2 million compared to $398.5 million, a decrease of $32.3 million, or 8.3%, primarily as a result of the 1997 Budget Act, the Company's restructuring of home health operations and continued pricing pressures from third party payors, as discussed above, and to a lesser extent, an overall decline in volumes at certain hospitals. Net revenue at the Company's Tennessee market hospitals, which have significant home health operations, decreased $14.5 million, or 31.4%, from $46.2 million in 1997 to $31.7 million in 1998. Excluding Tennessee from the "same hospital" comparison, net revenue declined by $17.8 million, or 5.1%, from $352.3 million in 1997 to $334.5 million in 1998. This decline was largely due to a decrease of 156,378 home health visits in 1998 as compared to 1997. The reductions in net revenue associated with the enactment of the 1997 Budget Act, the Company's restructuring of certain of its home health operations and downward payment pressures from third party payors are likely to continue throughout 1998 and into 1999.

     The Company's "same hospitals" experienced a 4.3% decrease in inpatient admissions from 38,901 in 1997 to 37,232 in 1998. Patient days decreased 5.5% from 174,746 in 1997 to 165,131 in 1998. The decreases in admissions and patient days are due primarily to volume declines at the Company's Tennessee market hospitals and the closings of home health operations at certain other facilities. Outpatient visits in "same hospitals" decreased 26.1% from 1,228,069 in 1997 to 907,757 in 1998, primarily as a result of a significant decline in home health visits. Excluding home health visits, outpatient visits in "same hospitals" increased 2.1% from 427,684 in 1997 to 436,576 in 1998. The decline in home health visits was due primarily to stricter utilization standards under the 1997 Budget Act effective October 1, 1997, the closure of home health operations at certain facilities, and to a lesser extent, the cancellation of a contract for home health services at one of the Company's Tennessee hospitals.

     Excluding the Tennessee market hospitals from the "same hospitals" comparison, inpatient admissions decreased 2.4% from 33,759 in 1997 to 32,964 in 1998. Patient days decreased 2.8% from 148,002 in 1997 to 143,816 in 1998. Outpatient visits decreased 17.2% from 819,691 in 1997 to 678,505 in 1998, primarily as a result of the significant decline in home health visits discussed above. Excluding home health visits, outpatient visits increased 4.0% from 378,418 in 1997 to 393,610 in 1998.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) increased $15.2 million from $441.7 million in 1997 to $456.9 million in 1998. The increase is primarily attributable to the inclusion of DHHS operating expenses of $59.4 million for the nine months ended September 30, 1998, which offsets decreases in operating expenses directly related to declines in net revenue and from closed/sold facilities. Excluding DHHS, operating expenses for the nine months ended September 30, 1998 decreased $44.2 million as compared to the same period in 1997. This decrease was attributable to (i) $8.6 million decrease from the sale of the Chico hospitals, (ii) a $9.4 million decrease from the closing of PHC Regional in 1997, (iii) a $3.2 million reduction in general and medical professional liability costs as a result of revisions of actuarial estimates and (iv) management's effort to reduce costs in response to reductions in net revenues resulting from the 1997 Budget Act. On a "same store" basis, operating expenses expressed as a percentage of net revenue increased from 86.7% in 1997 to 87.9% in 1998, and operating margin decreased from 13.3% to 12.1%. Excluding the Tennessee market hospitals, "same hospital" operating margin decreased from 13.1% in 1997 to 12.6% in 1998.

     Depreciation and amortization increased 19.8% to $27.6 million in 1998 from $23.0 million for the same period of 1997, primarily due to the acquisition of DHHS, which was accounted for under the equity method of accounting in the comparable period in 1997, and from current year additions to property and equipment.

     Interest expense increased $4.1 million from $34.7 million in 1997 to $38.8 million in 1998, due in part to $2.7 million of interest charges in 1997 taken against a loss contract established in December 1996, with respect to the now closed PHC Regional Hospital and increased amounts outstanding under the Credit Facility and other debt. Amounts taken against the loss contract represented interest charges on borrowings to finance the acquisition of PHC Regional Hospital.

     Income before income taxes, discontinued operations and extraordinary charge included $8.2 million (net of $4.1 million of minority interest) attributable to income from DHHS as consolidated for the nine months ended September 30, 1998 (see Note 3), compared to $7.8 million of reported equity in earnings in the prior period. DHHS earnings for 1998 included a $1.1 million payment to settle a 1995 dispute over certain contract services. The following table presents pro forma impact on the Company's net revenue and Adjusted EBITDA for the nine months ended September 30, 1998 and 1997, as if the acquisition of DHHS had occurred on January 1, 1997 ($ in thousands).

                                             PRO FORMA
                                               DHHS
                    AS CURRENTLY             RESULTS OF             PRO FORMA
                     REPORTED(a)            OPERATIONS(a)            INCREASE
                    ------------            ------------            -----------
1998
Net revenue         $  76,981                $  76,981              $     - -
Adjusted EBITDA        13,394                   17,535                  4,141

1997
Net revenue         $       0                $  74,877              $  74,877
Adjusted EBITDA         7,824                   18,325                 10,501

----------------------
(a) Adjusted EBITDA for the nine months ended September 30, 1998, excludes a $1.1 million charge to settle a 1995 dispute over certain contract services.


     Income before income taxes, discontinued operations and extraordinary charge for the nine months ended September 30, 1998, included a net gain of $6.8 million on sale of the Chico hospitals and other unrelated operations and unusual items totaling $7.0 million. Unusual items included a $7.5 million gain on the settlement of a contract dispute with PacifiCare and a $1.8 million gain to settle litigation related to an unconsummated hospital acquisition by Champion Healthcare Corporation prior to its merger with the Company. These gains were offset by severance charges of $300,000 from the cost reduction initiatives implemented in the fourth quarter of 1998, a $1.1 million charge in connection with the settlement of a contract dispute at DHHS as discussed above, a $233,000 charge relating to the settlement of litigation and a $731,000 charge to restructure home health operations at certain of the Company's hospitals (see Note 2).

      Results of operations for the nine months ended September 30, 1997, included $6.0 million in unusual charges relating to the closure of PHC Regional Hospital in May 1997 and to a corporate reorganization also completed in May 1997. Results of operations for the nine months ended September 30, 1997, excluded a $10.9 million loss attributable to PHC Regional Hospital, which was charged to the loss contract accrual established at December 31, 1996.

     The Company's effective tax rate was 30.0% for the nine months ended September 30, 1998, as compared to 33.0% for the comparable period in 1997. The reduced tax rates for 1998 and 1997 resulted primarily from reductions in the valuation allowance related to the recognition of previously devalued tax assets offset by nondeductible goodwill amortization expense.

     Loss from discontinued operations of $2.4 million (net of tax of $1.7 million), $0.04 per diluted share, in 1998 reflects the settlement of the 1995 litigation concerning alleged violations of certain Medicare rules by the LA Metro psychiatric facilities. See Part II. Item1. Legal Proceedings, for additional discussion of the terms of the litigation settlement.

     Net income for the nine months ended September 30, 1998, was $2.1 million, or $0.04 per diluted share, compared to net income of $2.3 million, or $0.04 per diluted share, for the same period in 1997. The 1998 net income includes an extraordinary charge on extinguishment of debt of $1.2 million (net of tax benefits of $817,000), or $0.02 per diluted share. Weighted average common and common equivalent shares outstanding were 57.5 million and 57.7 million for the nine months ended September 30, 1998 and 1997, respectively.

OPERATING PERFORMANCE OF LA METRO HOSPITALS

     On September 30, 1998, the Company completed the sale of substantially all of the assets of the LA Metro hospitals (see Note 3). The LA Metro acute care hospitals recorded an EBITDA deficit of $637,000 and $144,000 for the quarter and nine months ended September 30, 1998, respectively, as compared to EBITDA of $566,000 and $4.5 million for the quarter and nine months ended September 30, 1997, respectively. Losses before interest, income taxes, depreciation and amortization for the LA metro psychiatric hospitals, which were offset against the disposal loss accrual previously established in September 1996, were $2.7 million and $4.4 million for the quarter and nine months ended September 30, 1998, respectively, as compared to $565,000 and $859,000 for the quarter and nine months ending September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 30, 1998, was $7.6 million, compared to $7.0 million for the same period in 1997. Net cash used in investing activities was $44.0 million during 1998, as compared to net cash provided by investing activities of $16.6 million during 1997. The $60.8 million decrease in cash was primarily attributable to the Company's $59.3 million purchase (net of cash acquired) of its partner's 50% interest in DHHS (see Note 3) in 1998 and a decrease in $19.3 million of proceeds from sale of marketable securities in 1997 offset by a net increase of $24.2 million in net proceeds from the sales of hospitals (see Note 3). Net cash provided by financing activities during 1998 was $31.8 million, compared to cash used of $1.5 million during 1997. The $33.3 million increase in cash provided by financing activities was primarily attributable to borrowings under the Company's Amended Credit Agreement to finance the purchase of its partner's 50% interest in DHHS partially offset by repayments under the Credit Facility and other borrowings and deferred financing costs of $4.0 million associated with the Credit Facility entered into in March 1998.

     Net working capital was $34.7 million at September 30, 1998, a decrease of $2.7 million from $37.4 million at December 31, 1997. The decrease was primarily due to the repayment of amounts outstanding under the Credit Facility from available cash, as well as the reclassification of $2.0 million in principal amounts outstanding under the term loans from long term to current pursuant to an amendment to the Credit Facility effective March 1998. Working capital also decreased as a result of the sale of working capital associated with the Chico and LA Metro hospitals, from which proceeds were used to reduce amounts outstanding under the Company's off balance sheet receivable financing program (see Note 3). The Company's long-term debt as a percentage of total capitalization was
92.2 % at September 30, 1998, compared to 92.1% at December 31, 1997.

     As of November 13, 1998, the Company had $38.1 million available under the revolver portion of its Credit Facility to fund future capital expenditures, working capital requirements and the issuance of letters of credit. The Company anticipates that internally generated cash flows from earnings, proceeds from divestiture of certain assets, proceeds from the sale of hospital accounts receivable under the Company's off balance sheet receivable financing program, Federal and state income taxes refunds, and available borrowings under its Credit Facility will be sufficient to meet funding requirements through 1999. There can be no assurance that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its ability to meet such funding requirements. See "Pending Litigation" of this Item for a discussion regarding certain pending litigation, the resolution of which could adversely affect the Company's liquidity and its future operating results.

YEAR 2000 COMPLIANCE

     The  Securities  and  Exchange  Commission  (the   "SEC")   recently
published additional guidance on Year 2000 disclosures. In order to comply with that guidance, the Company is supplementing the Year 2000 disclosures made in previously filed annual and quarterly reports.

     The Company has implemented a seven-phase project plan at each of its hospitals and corporate office to assess and address the Year 2000 issue. Additionally, the Company has contracted with a company that specializes in Year 2000 issues to assist in implementing the Company's Year 2000 plan. As part of the program, the Company is contacting its principal suppliers, vendors and payors to assess whether their Year 2000 issue, if any, will affect the Company. The first phase of the plan, which has been completed, focused on raising awareness among senior management, hospital executives and managers, and external business partners on the potential Year 2000 impact on the Company. Phase one also included forming of the Year 2000 team, defining roles and responsibilities, and establishing the project timing and deliverables. Phase two entails a complete inventory assessment to identify and document all affected systems and equipment and to prioritize all inventoried items by criticality to patient care and business operations. In phase two, all hospitals are required to identify all principal suppliers and to estimate costs and timing for all non-compliant systems and equipment. Phase two is substantially completed. Phase three involves obtaining vendor certification of compliance and developing contingency plans for vendors who are no longer in business or who do not respond. Phase three has begun and should be substantially completed in the fourth quarter of this year. Phase four, scheduled to be completed in the first quarter of fiscal 1999, includes developing test plans and compliance criteria for all patient care critical and operations critical items. The fifth phase, which includes testing and identifying non-compliant items, is scheduled for completion in the second quarter of fiscal 1999. Patient care and operations critical non-compliant systems and equipment will be converted and/or taken out of service, and contingency plans for potential system failure will be developed in the sixth phase of the project plan targeted for completion in the third quarter of next year. Phase seven focuses on identifying and correcting any malfunction in the systems and equipment. In this phase, which will be conducted throughout the fourth quarter of 1999, the Company will establish a disaster recovery team and prepare and assist system users to initiate contingency plans in the event of malfunctions. While the Company's Year 2000 plan is a multiphase project, the plan does allow for different phases to progress simultaneously.

     Based on the information currently available, the Company is in the process of estimating the total cost for addressing all Year 2000 issues and plans to complete its initial estimate in the first quarter of 1999. This estimate will include projected costs associated with capital projects that would have been undertaken not withstanding the Year 2000 compliance project plan but the timing was accelerated in light of the plan. Year 2000-related remediation costs incurred in 1998 have not been material to the Company's results of operations.


     The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries which process claims and make payments for the Medicare/ Medicaid programs, (ii) insurance companies, HMOs and other private payors, (iii) utilities which provide electricity, water, natural gas and telephone services (iv) local community services such as "911" emergency, police, fire, and sewage treatment, (v) vendors of medical supplies and pharmaceuticals used in patient care and (vi) other service providers such as banks, insurance companies and transfer agents. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. If third parties fail to resolve their Year 2000 issues, such failure could have a material adverse effect on the Company's financial condition and results of operations.

     The Company will develop contingency plans to address any Year 2000 issues that may arise and anticipates completing its initial contingency plans in the third quarter of 1999. Such plans will entail, but are not limited to, outlining procedures for compliance certification from vendors who are no longer in business or who refuse to respond, developing manual procedures for all patient care critical and operations critical processes, and reviewing and supplementing existing disaster plans at each of the hospitals. However, there is no assurance that the Company will be able to develop all contingency plans timely or that when developed such plans will successfully mitigate all Year 2000 issues. Accordingly, failure of such contingency plans could have a material adverse effect on the Company.

    The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenarios. While a scenario in which medical equipment fails as a result of a Year 2000 problem could lead to serious injury or death, the Company does not believe that such a scenario is likely to occur. As noted above, any piece of patient care and operations critical equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service. Furthermore, there will be a back-up plan for patient and operations critical equipment in case it unexpectedly fails. The most likely worst case scenario is that the Company will have to add additional staff and/or reassign existing staff during the time period leading up to and immediately following December 31, 1999, in order to address any Year 2000 issues that unexpectedly arise.

     The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it implements its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.


PENDING LITIGATION

     The Company has previously reported the filing of a number of putative class and derivative action complaints relating to the August 1996 merger of the Company and Champion Healthcare Corporation. As previously reported, two of these actions have been active: IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464, in which a number of federal class action complaints were consolidated, and CAVEN V. MILLER No. H-96-4291, in which two derivative action complaints have been consolidated. The federal class action complaint asserts claims against the Company under sections 11 and 12(a)(2) of the Securities Act of 1933, and claims against certain existing and former officers and directors of the Company under sections 11 and 15 of the Securities Act of 1933. In addition, the complaint was amended to add a claim against the Company under section 10(b) of the Securities Exchange Act of 1934. The Court recently dismissed that claim, allowing plaintiffs an opportunity to replead. The derivative action asserts various state law claims against the Company, certain of its existing and former officers and directors or their affiliates, and other persons.

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

     As previously reported, in light of the Company's restatement of financial information contained in the various registration statements and prospectuses relating to the merger, the Company believes an unfavorable outcome is probable for at least some of the claims asserted in the stockholder class action. Efforts to settle the stockholder and derivative claims are ongoing. Absent such a settlement within the Company's financial resources, the Company will continue to defend the litigation vigorously. Many factors will ultimately affect and determine the results of the litigation, and the Company can provide no assurance that the results will not have a material adverse effect on the Company.

     The Company previously reported on its Form 10-K an action filed on September 10, 1997, by twelve health care insurers and/or administrators encaptioned BLUE CROSS AND BLUE SHIELD UNITED OF WISCONSIN ET AL. V. PARACELSUS HEALTHCARE CORPORATION, Case No. 97-6760 SVW (RCx), in the United States District Court for the Central District of California against the Company and two of its subsidiaries. Plaintiffs alleged that over many years the Company fraudulently induced them to make payments under their members' plans through a variety of allegedly improper practices, principally in connection with certain psychiatric treatment programs previously operated at certain of the Company's psychiatric hospitals in the Los Angeles area. Plaintiffs asserted claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"), as well as for fraud, negligent misrepresentation, unjust enrichment, and conversion. On March 10, 1998, Plaintiffs filed their First Amended Complaint restating each of their causes of action seeking damages exceeding $30.5 million, treble damages under RICO, restitution under ERISA, together with reasonable attorneys' fees and various costs and expenses.

     Since the Company reported on this litigation on its Form 10-K for the fiscal year ended December 31, 1997, the Company and the Plaintiffs have reached a settlement to the litigation. The Company has agreed to pay the Plaintiffs a total of $995,000 on or before November 17, 1998, in full settlement of all claims. The Plaintiffs have agreed to dismiss the suit with prejudice and to release the Company from any and all claims arising out of or based upon the subject matter of the suit. The Company denied the allegations asserted in the complaint but elected to settle the case to avoid the costs and burdens of protracted litigation. The Company previously recorded a liability relating to this litigation and expects that the settlement will have no impact on the Company's results of operations.

PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     In September 1998, the Company reached a final settlement of litigation concerning alleged violations of certain Medicare rules. As the Company has previously reported in its 1997 Annual Report filed on Form 10-K , the Medicare litigation concerned a civil complaint filed under seal in federal court in Los Angeles in October 1995 by two former hospital employees (the "relators"). The relators filed the case on behalf of the United States Government and the State of California against the Company and others (the "defendants") alleging that the defendants violated the U.S. and California False Claims Acts by failing to comply with certain Medicare and Medicaid regulations.

     Concurrent with the settlement, the United States Government intervened in the case as to certain of the claims against the Company and other related entities and individuals. The claims primarily concerned psychiatric hospital facilities and one acute care facility operated by the Company in Southern California and involved allegations narrower than those in the relators' initial complaint. The United States dismissed the claims with prejudice and released the Company, its subsidiaries, its current and former directors and employees, and related others from civil or administrative monetary actions related to the claims. In turn, the Company agreed to pay the Government $7.3 million, $4.0 million of which was paid on the execution of the settlement agreement and the balance of which will be paid over a one-year period. The Company also agreed that it would not contest or appeal certain cost report adjustments related to the claims asserted by the Government. In addition, the Office of the Inspector General of the Department of Health and Human Services ("OIG") agreed not to seek permissive exclusion from the Medicare, Medicaid, and other federal health care programs of those entities and individuals relating to these claims. The Company also entered into a separate corporate integrity agreement with the OIG applicable to the affected facilities. The sale of the LA Metro hospitals to Alta Healthcare (see Note 3) included the affected facilities and an agreement by Alta to abide by the corporate integrity agreement. Alta Healthcare rather than the Company therefor has the principal responsibility for complying with the agreement.

     Finally, the settlement includes a separate agreement with the relators reaching a complete and final resolution of all issues with them and a dismissal with prejudice by the relators of the entire complaint as to the Company and other related entities and individuals.

     See Part I - Item 2 "Pending Litigation" for an update of developments on the pending stockholders' litigation and other litigation involving insurance carriers previously disclosed in the Company's 1997 Form 10-K.

ITEM 2.       CHANGE IN SECURITIES

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits

10.71 Settlement Agreement between the (a) United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; (b) Timothy Hill and Alan Leavitt; (c) Paracelsus Healthcare Corporation, Lincoln Community Medical Limited Liability Company, Lincoln Community Medical Corporation, dba Orange County Community Hospital and Bellwood Medical Corporation, dba Bellwood General Hospital; and (d) individual defendant Joseph Sharp.


27        Financial Data Schedule.

(b)  Reports on Form 8-K

The Company filed on October 15, 1998, a Current Report on Form 8-K, dated September 30, 1998, reporting pursuant to Item 2, the sale by the Company effective September 30, 1998, of substantially all of the assets of eight hospitals (one of which had been previously closed) located in metropolitan Los Angeles to Alta Healthcare System LLC, a California
limited   liability   company   and  certain subsidiaries thereof.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Paracelsus Healthcare Corporation
                                                   (Registrant)



Dated: November 13, 1998                    By:  /s/James G. VanDevender
                                               --------------------------
                                                  James G. VanDevender
                                            Senior Executive Vice President,
                                                Chief Financial Officer
                                                       & Director