Form 10-K405
period 1998-12-31
PARACELSUS HEALTHCARE CORP
filed 1999-04-13
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 001-12055

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Registrant's Common Stock outstanding on March 26, 1999 was 55,118,330. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 26, 1999 was $28,775,878*.

                           DOCUMENT INCORPORATED BY REFERENCE

The information required by Part III of this Report will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than April 30,1999.

--------------------------
* Excludes 32,097,628 shares deemed to be held by directors and officers, and stockholders whose ownership exceeds ten percent of the shares of Common Stock outstanding at March 26, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                        PARACELSUS HEALTHCARE CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                                                                                      PAGE REFERENCE
                                                                                                        FORM 10-K
                                                                                                        ---------
PRELIMINARY STATEMENT
---------------------
Part I
------
      Item 1.                   Business                                                                     4
      Item 2.                   Properties                                                                  17
      Item 3.                   Legal Proceedings                                                           18
      Item 4.                   Submission of Matters to a Vote of Security Holders                         20
Part II
-------
      Item 5.                   Market for the Registrant's Common Equity and Related
                                   Stockholder Matters                                                      20
      Item 6.                   Selected Financial Data                                                     21
      Item 7.                   Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                      22
      Item 7A.                  Quantitative and Qualitative Disclosures About Market
                                    Risks                                                                   36
      Item 8.                   Financial Statements and Supplementary Data                                 37
      Item 9.                   Changes In and Disagreements with Accountants on
                                   Accounting and Financial Disclosure                                      71
Part III
--------
      Item 10.                  Directors and Executive Officers of the Registrant                          71
      Item 11.                  Executive Compensation                                                      71
      Item 12.                  Security Ownership of Certain Beneficial Owners
                                   and Management                                                           71
      Item 13.                  Certain Relationships and Related Transactions                              71
Part IV
-------
      Item 14.                  Exhibits, Financial Statement Schedule and Reports
                                   on Form 8-K                                                              71

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; the continued listing of the Company's common stock on the New York Stock Exchange; the Company's ability to divest assets to reduce indebtedness and realize its tax assets; the availability and terms of capital to fund working capital requirements and the expansion of the Company's business; and the final resolution to certain proposed settlement to litigation including the court approval of the settlement terms and the fulfillment of the conditions contained therein. The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         Paracelsus Healthcare Corporation, a California corporation ("PHC"), was incorporated in November 1980. PHC, both directly or through its subsidiaries (collectively, the "Company" or the "Registrant"), owns and operates acute care and related healthcare businesses in selected markets. In August 1996, the Company acquired Champion Healthcare Corporation ("Champion") by exchanging one share of the Company's Common Stock for each share of Champion's Common Stock and two shares of the Company's Common Stock for each share of Champion's Preferred Stock (the "Merger"). The Company's hospitals offer a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis. In addition, certain hospitals and their related facilities offer home health, skilled nursing care, rehabilitative medicine and psychiatric services. See "Divestitures and Closures of Hospitals" below. As of December 31, 1998, the Company owned or operated 16 acute care hospitals in nine states with 1,916 licensed beds. Of the 16 hospitals, 11 are owned and five are leased. The Company also operates four skilled nursing facilities with a total of 232 licensed beds in California, one of which is leased.

ACQUISITION OF DAKOTA HEARTLAND HEALTH SYSTEM

         On August 20, 1997, Dakota Medical Foundation (the "Foundation"), the Company's partner in Dakota Heartland Health System ("DHHS"), exercised its right to require the Company to purchase the Foundation's 50% partnership interest in DHHS. On July 1, 1998, the Company completed the purchase of DHHS for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS. DHHS owns and operates a 218-bed general acute care hospital in Fargo, North Dakota.

DIVESTITURES AND CLOSURES OF HOSPITALS

         On December 29, 1998, the Company terminated the lease and closed Cumberland River Hospital South, a 41-bed acute care facility in Gainesboro, Tennessee.

         On September 30, 1998, the Company completed its plan to exit the psychiatric hospital business and the Los Angeles metropolitan market with the sale of the eight hospitals (collectively, "LA Metro"). See Item 7 -"Disposition of the Psychiatric and Other LA Metro Hospitals." The facilities sold were as follows:

Facility/Location/Type                                                                         Licensed Beds
----------------------                                                                         -------------

Bellwood General Hospital, Bellflower, California (Acute Care)......................................85
Orange County Hospital of Buena Park, Buena Park, California (Psychiatric)..........................53
Hollywood Community Hospital of Hollywood, Los Angeles, California (Acute Care)....................100
Los Angeles Community Hospital, Los Angeles, California (Acute Care)...............................130
Los Angeles Community Hospital, Norwalk, California (Acute Care)....................................50
Monrovia Community Hospital, Monrovia, California (Acute Care)......................................49
Hollywood Community Hospital of Van Nuys, Van Nuys, California (Psychiatric)........................60
Orange County Hospital of Orange, Orange, California (Psychiatric)...................previously closed

         On June 30, 1998, the Company completed the sale of Chico Community Hospital, Inc., a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico hospitals").

DEBT REDUCTION AND DIVESTITURES

         In addition to the Company's disposition of the LA Metro and Chico hospitals, the Company intends to dispose of certain non-core assets and use the net proceeds of such dispositions to reduce the Company's indebtedness. Additionally, the Company has retained a strategic advisor and is considering various financing alternatives including recapitalization of the Company. Realization of these objectives will allow the Company to further concentrate its efforts on core markets, as well as create additional debt capacity to expand and further integrate its presence in existing markets and to pursue acquisitions in markets compatible with the Company's overall acquisition strategy. The Company will, from time to time, consider divesting certain core assets if such disposition meets the Company's strategic objectives. The Company is currently evaluating a number of inquiries concerning its hospitals from qualified buyers. However, there can be no assurance that the Company will consummate any or all of these transactions, or that the net proceeds of any transactions consummated will result in a significant reduction of the Company's indebtedness.

         In light of the above initiative, the Company does not expect to make significant acquisitions in 1999. The Company is uncertain as to its acquisition plan beyond 1999.

BUSINESS STRATEGY

         The Company generally seeks to operate hospitals in small to mid-sized markets with favorable demographics and lower levels of penetration by managed care plans. The Company focuses on increasing its market share by implementing operating strategies to position each of its hospitals as providers of measurably higher quality healthcare services at lower cost than its competitors. The Company continually analyzes whether each of its hospitals fits within its strategic plans and will continue to evaluate ways in which its assets may be used to maximize shareholder value. To that end, the Company may from time to time elect to close, sell or convert to alternate use certain of its facilities in order to eliminate excess capacities from changing market conditions. When appropriate, the Company grows through selective acquisition of additional hospitals in markets where the Company can develop a preeminent market position.

ACQUISITION AND JOINT VENTURE STRATEGY

         Continuing cost containment measures imposed by the Medicare and Medicaid programs, managed care organizations and private payors have placed economic strains on many hospitals as they have attempted to operate within an increasingly competitive environment. The Company believes these pressures have caused many acute care hospitals to consider other management and ownership alternatives. In addition to its acquisition strategy discussed below, the Company also pursues other business development alternatives such as forming strategic alliances or joint ventures with other local healthcare service providers.

         The Company uses the following primary criteria to identify its target markets: (i) a service area population of between 30,000 and 500,000; (ii) favorable demographics including a diversified economic and business base; (iii) low levels of managed care penetration; and (iv) limited competition. Additionally, it may consider acquisition candidates that are the preeminent healthcare service providers in their markets. The Company assesses possible acquisitions based on the potential to increase market penetration, expected improvement in operating efficiencies, future capital requirements and historical cash flow. Acquisition targets are generally unaffiliated not-for-profit hospitals and facilities being divested by hospital systems for strategic, regulatory or performance reasons.

         Given the Company's current emphasis on reducing indebtedness and divesting certain non-core assets, the Company does not anticipate significant acquisitions in 1999. The Company is uncertain as to its acquisition plan beyond 1999.

HOSPITAL OPERATING STRATEGY

         The Company seeks to provide measurably higher quality healthcare services at lower costs than its competitors while being responsive to the needs of each community in which the Company operates.

The Company believes that the delivery of healthcare services is a local business. Accordingly, each hospital's operating strategy and business plan are designed to meet the healthcare needs of the local market through local management initiative, responsibility and accountability, combined with corporate support and oversight. Incentive compensation programs are offered to reward local managers for accomplishing predetermined goals. The significant components of the Company's hospital operating strategy are as follows:

         MARKET PENETRATION - The Company seeks to increase its market share (i) by offering a full range of hospital and related healthcare services, (ii) by providing high quality and low cost services and (iii) through appropriate physician development efforts.

         The Company selectively adds new services such as obstetrics, rehabilitation, open-heart surgery and skilled nursing beds at its hospitals and, where appropriate, invests in new technologies. The Company also develops complementary healthcare businesses such as primary care and rehabilitative clinics to augment the service capabilities and create a larger service network for its existing hospitals, thereby providing care in the most cost effective and medically appropriate setting. In some cases, the Company may also acquire, merge or establish alliances with other providers through affiliation agreements, joint venture arrangements or partnerships.

         Various factors, such as technological developments permitting more procedures to be performed on an outpatient basis, pharmaceutical advances and pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. The Company has responded to this trend by enhancing its hospital's ambulatory service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospitals and (ii) restructuring existing surgical and diagnostic capacity to allow a greater number and range of procedures to be performed on an outpatient basis.

         The Company has implemented a care defect reduction program (the "PRIDE program") in seven of its hospitals to measurably improve quality care and lower costs by eliminating or significantly reducing errors in the patient care process. The PRIDE program was originally developed by Champion in conjunction with an outside firm to identify and measure the incidence of patient treatment errors in 225 separate clinical categories, which were subsequently refined to 117 categories. By focusing on improving patient care processes through staff involvement and education, the Company experienced a significant reduction in patient care process errors during 1998 in hospitals in which the program was fully implemented. Additionally, the Company believes the capability to quantify data regarding the quality of care in its hospitals may enhance its ability to obtain managed care contracts, improve its customer satisfaction rate and reduce its liability risk. The Company plans eventually to implement the PRIDE program in each of the Company's core hospitals.

         A proprietary customer service program, ServiceAdvantage, developed with the objective to ensure that hospital employees are responding to patient needs, has been implemented in all of the Company's hospitals. The objective is being achieved through employee training programs and through management addressing the issues identified as needing improvement.

         A key element of the Company's hospital operating strategy is to establish and maintain a cooperative relationship with its physicians. As physicians still direct the majority of hospital admissions, the Company focuses on supporting and retaining existing physicians and attracting additional qualified physicians in existing or under served medical specialties. The Company may affiliate, joint venture or partner with physician practices or, in selected cases, manage or acquire such physician practices through appropriate subsidiaries and affiliated organizations.

         COST CONTROLS - The Company seeks to position each of its hospitals as a low cost provider in its market. To achieve this objective, the Company utilizes a disciplined cost control system to (i) implement staffing standards and manage resources to optimize staffing efficiency, (ii) utilize national purchasing contracts and monitor supply usage, (iii) renegotiate or eliminate purchased service contracts, where appropriate, (iv) evaluate and eliminate on an ongoing basis underutilized or unprofitable services and (v) implement utilization management programs to help monitor and manage clinical resources to render medically appropriate and cost effective care. Corporate staff support is available for key operating and cost decisions, as well as for reimbursement, insurance/risk management, purchasing and other significant accounting and support functions. As Medicare and other payors seek to reduce their health care expenditures, the ability to reduce and control operating costs will become more important to the Company's results of operations and future growth.

         NETWORKS - In each of its markets, the Company seeks to develop an integrated healthcare delivery network in which the Company's hospital serves as the nucleus of healthcare services offered. In selected markets, such as metropolitan Salt Lake City, Utah, with a population base of approximately 800,000 and a high level of managed care penetration, the Company has created an integrated provider network to provide both extensive geographic coverage and a full range of healthcare services. Through a comprehensive network of four hospitals, two surgery center joint ventures, one skilled nursing facility, seven clinics, and MountainNet HealthCare, L.L.C. (a network with more than 500 physicians), the Company has established a preeminent competitive position that will enhance its capabilities for increased contracting in this heavily managed care market. In order to increase its profitability under its managed care contracts, the Company is implementing several cost saving strategies, including sharing and combining services among hospitals and renegotiating existing contractual arrangements with a variety of service providers.

OPERATIONS

         The Company seeks to create a local healthcare system in each of its markets that offers a continuum of inpatient, outpatient, emergency and alternative care options. In many such markets, the Company will establish its acute care hospitals as the hub of a local provider system that can include skilled nursing facilities, home health agencies, clinics, physician practices and medical office buildings.

         ACUTE CARE HOSPITALS - The Company owns and operates 16 acute care hospitals with a total of 1,916 licensed beds in nine states. Each of the Company's acute care hospitals provides a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis, including some or all of the following: intensive and cardiac care, diagnostic services, radiology services and obstetrics on an inpatient basis and ambulatory surgery, laboratory and radiology services on an outpatient basis.

         SKILLED NURSING FACILITIES - The Company owns and operates four skilled nursing facilities with a total of 232 licensed beds in California. These facilities provide 24-hour nursing care, principally for the elderly, by registered or licensed nurses and related medical services prescribed by the patient's physician.

         HOME HEALTH AGENCIES - The Company provides home health services through seven of its hospitals in five states. These services include home nursing, infusion therapy, physical therapy, respiratory services and other rehabilitative services.

         PHYSICIAN PRACTICES - The Company owns and operates a number of physician practices in rural and urban settings. Most of these practices are primary care physician offices where the physicians are employed by or are under contract with one of the Company's hospitals or a related entity. The physician practices serve to complement the Company's acute care hospitals in their respective markets by allowing the Company to provide a wider range of services in optimal settings and provide the opportunity to attract patients to the Company's hospitals.

         PHYSICIAN ARRANGEMENTS - The Company owns a majority interest in and/or operates five physician joint ventures. In all cases, a physician or a group of physicians holds the minority interests in the joint ventures directly or indirectly. Additionally, several of the Company's hospitals have assisted with the formation of and participate in physician hospital organizations or management services organizations. The Company believes that its physician arrangements are in compliance with applicable Federal and state laws. However, there can be no assurance that such arrangements will not be challenged by governmental agencies.

         MEDICAL OFFICE BUILDINGS - The Company owns, leases or manages 30 medical office buildings located adjacent to certain of its hospitals.

COMPETITION

         Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates have declined as a result of cost containment pressures, changes in technology, changes in government regulations and reimbursement and utilization management. Such factors have prompted new competitive strategies by hospitals and other healthcare providers as well as an increase in the consolidation of such providers. In certain areas in which the Company operates, there are other hospitals or facilities that provide services comparable to those offered by the Company's hospitals. Many of these hospitals may have greater financial resources and may offer a wider range of services than the Company's hospitals. In addition, hospitals owned by government agencies or other tax-exempt entities benefit from endowments, charitable contributions and tax-exempt financing, none of which are available to the Company.

         The competitive position of the Company's hospitals also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by Federal and state governments and other major purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in an effort to contain healthcare costs. In certain markets, the competitive position of a hospital is affected by its ability to negotiate provider contracts with purchasers of group healthcare services, including employers, Preferred Provider Organizations ("PPOs"), Health Maintenance Organizations ("HMOs") and managed care plans. These organizations attempt to direct and control the use of hospital services through "managed care" programs and to obtain discounts from hospitals' established charges. In return, hospitals acquire access to a large number of potential patients.

         The Company's hospitals are dependent upon the physicians practicing in the communities served by the hospitals. A small number of physicians accounts for a significant portion of patient admissions at some of the Company's hospitals. The competition for physicians in some specialty areas, including primary care, is intense. While the Company seeks to retain physicians of varied specialties on its hospitals' medical staffs and to attract other qualified physicians, there can be no assurance that the Company's hospitals will succeed in doing so. In addition, certain physicians are affiliated with managed care providers that may preclude them from utilizing the Company's facilities for their patients, or referring patients to doctors using the Company's facilities, if the facility or referred doctors are not currently contracting with such managed care providers.

LINES OF BUSINESS

         Historically, the Company's operations have been classified into two lines of business: acute care and psychiatric care. In connection with the sale of the LA Metro facilities, the Company completed its exit from the freestanding psychiatric hospital business. Prior to disposition, operating results of the psychiatric hospitals for all periods presented were reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations and net assets of the discontinued operations were segregated in the Consolidated Balance Sheet under the caption "Long-term assets of discontinued operations, net" (See Item 8
- Financial Statements). Information regarding net revenue and operating loss of the psychiatric care line of business for each of the three years ended December 31, 1998, 1997 and 1996 is disclosed under Item 8 - Note 4.

SOURCES OF REVENUE

         The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare and TriCare (formerly the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS) programs and state governments under their respective Medicaid programs. See "Hospital Accreditation and Government Regulation - Medicare, Medicaid." During 1996, the Company entered into a capitated contract arrangement at PHC Regional Hospital in Salt Lake City, Utah to provide healthcare services for approximately 94,000 capitated enrollees. Under the capitated contract, the Company was financially committed to provide healthcare services to members under the contract in return for a fixed premium per member per month. During 1997, the Company modified such contract to provide services to a lesser number of enrollees on a per diem basis.

         The Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. The table below sets forth the percentages of acute care gross patient revenue from each category of payor during each of the periods indicated. The following table excludes psychiatric gross patient revenue, which was 0.5%, 2.2% and 8.1% of consolidated gross patient revenue in 1998, 1997 and 1996, respectively.

                                                                               YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                   1998 (a)             1997                1996
                                                                ---------------    ---------------     ---------------

   Medicare...............................................              42.6%            43.1%               45.0%
   Medicaid...............................................              11.0%            13.8%               13.4%
   Private insurance, capitation and other payors.........              46.4%            43.1%               41.6%
                                                                      ------           ------              ------
                                                                       100.0%           100.0%              100.0%
                                                                      ======           ======              ======

--------------------------------------------------------------------------------
(a) 1998 includes DHHS on a consolidated basis. Prior to 1998, DHHS was accounted for under the equity method of accounting (See Item 8 - Note 3).

         Amounts received from most payors are less than the hospitals' customary charges for the services provided. All of the Company's hospitals (as do most acute care hospitals) derived a substantial portion of their revenue from the Medicare and Medicaid programs, which pay participating health care providers for covered services rendered and items provided to qualified beneficiaries. Both of these programs are government programs, which are heavily regulated and use complex methods for determining payments to providers. These programs are subject to frequent changes, which in recent years have reduced and in the future years are expected to continue to reduce payments to hospitals. In light of the high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Hospital Accreditation and Governmental Regulation."

SELECTED OPERATING STATISTICS

         The following table sets forth selected operating statistics for the Company's consolidated hospitals for the periods and dates indicated.

                                                                         YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   1998          1997          1996
                                                                ----------    ----------     ----------

ACUTE CARE HOSPITALS(1):
     Total number of hospitals .............................           16            23            24
     Licensed beds at end of period ........................        1,916         2,337         2,461
     Patient days ..........................................      311,144       328,331       277,553
     Inpatient admissions ..................................       65,746        69,997        58,693
     Average length of stay (days) .........................          4.7           4.7           4.7
     Outpatient visits (excluding home health) .............      689,192       658,806       490,621
      Home health visits ...................................      503,944       870,930       765,503
     Deliveries ............................................        9,602         9,728         6,694
     Surgery cases .........................................       46,902        48,488        37,136
     Occupancy rate ........................................         35.8%         36.9%         38.5%
     Outpatient utilization (2) ............................         37.6%         39.3%         36.0%

PSYCHIATRIC HOSPITALS(3):
     Total number of hospitals .............................         --               2             5
     Licensed beds at end of period ........................         --             114           437
     Patient days ..........................................        4,099        19,554        42,949
     Inpatient admissions ..................................          322         1,462         4,432
     Average length of stay (days) .........................         12.7          13.4           9.7
     Outpatient visits .....................................        4,736        16,998        31,840
     Occupancy rate ........................................         25.0%         35.9%         40.4%
     Outpatient utilization (2) ............................         18.3%         15.8%         11.9%


-------------------------------------------------------------------------------
(1) 1998 includes DHHS from January 1, 1998 and the LA Metro and Chico hospitals through their respective dates of disposition.
(2) Gross Outpatient Revenue as a percent of Total Gross Patient Revenue.
(3) 1998 includes the LA Metro psychiatric facilities though disposition date. Commencing on May 15, 1997, Orange County Hospital of Buena Park, a psychiatric hospital, was leased, along with Bellwood General Hospital, an acute care hospital, to a joint venture entered into between a subsidiary of the Company and a group of physicians. All statistical data for Buena Park have been included under the acute care statistical information since such date as part of the joint venture's operations.

HOSPITAL ACCREDITATION AND GOVERNMENT REGULATION

         All hospitals, and the healthcare industry generally, are subject to compliance with various Federal, state and local regulations relating to licensure, operations, billing, reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and offering of new services. All facilities receive periodic inspection by state and local licensing agencies, as well as by non-governmental organizations acting under contract or pursuant to Federal law, to review compliance with standards of medical care and requirements concerning facilities, equipment, staffing, cleanliness and related matters. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. While all of the Company's hospitals have obtained the licenses that the Company believes are necessary under applicable law for the operation of the hospitals, there can be no assurance that its hospitals will be able to comply in the future or that future regulatory changes will not have an adverse impact on the Company. At December 31, 1998, all of the Company's hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") except for one rural hospital in Georgia, which received its accreditation in January 1999. Prior to receiving its JCAHO accreditation, this hospital was surveyed annually by state regulatory authorities. Hospitals accredited by JCAHO or state regulatory authorities are allowed to participate in the Medicare/Medicaid programs.

         CERTIFICATE OF NEED - In many of the states in which the Company's hospitals operate, certificate of need ("CON") regulations control the development and expansion of healthcare services and facilities. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of certain new services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or the revocation of a facility's license. Of the nine states in which the Company operates, a CON is required in Florida, Georgia, Mississippi, Tennessee and Virginia.

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

         Pursuant to the Social Security Act Amendments of 1983 and subsequent budget reconciliation and modifications, Congress adopted a prospective payment system ("PPS"). PPS is a fixed payment system in which illnesses are classified into Diagnostic Related Groups ("DRGs") which do not consider a specific hospital's costs, but are adjusted for an area wage differential. Each DRG is assigned a fixed payment amount that forms the basis for calculating the amount that the hospital is reimbursed for each Medicare patient. Generally, under PPS, if the costs of meeting the health care needs of the patient are greater than the predetermined payment rate, the hospital must absorb the loss. Conversely, if the cost of the services provided is less than the predetermined payment, the hospital retains the difference. DRG payments include reimbursement for capital costs. Since DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution may afford additional payments, which are defined as "outliers."

         Prior to 1988, Medicare reimbursed hospitals for 100% of their share of capital related costs, which included depreciation, interest, taxes and insurance related to plant and equipment for inpatient hospital services. The reimbursed rate was reduced thereafter to 90% of costs. Federal regulations, effective October 1, 1991, created a PPS for inpatient capital costs to be phased in over a ten-year transition period from a hospital-based rate to a fully Federal payment rate or a per-case rate, which is likely to result in further reductions in the rate of growth in reimbursement payments. Beginning with cost reporting periods on or after October 1, 2001, all hospitals are to be paid at the standard Federal rate. Additionally, pursuant to the Balanced Budget Act of 1997 ("1997 Budget Act"), capital rates were reduced by an additional 2.1%. Such change in capital cost payment could have a material adverse effect on the operating revenues of the Company.

         Psychiatric and rehabilitation hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are exempt from PPS and continue to be reimbursed on a reasonable cost basis, with limits placed upon the annual rate of increase in operating costs per discharge. Pursuant to the 1997 Budget Act, the annual update for fiscal year 1998 is set at 0%. For fiscal year 1999 through fiscal year 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the market basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits or the federal national target limits, whichever is lower.

         Many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a modified cost-reimbursement basis, at the lower of customary charges or a percentage of actual costs. Congress has established additional limits on reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based upon a fee schedule and
(ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based upon the lower of the hospital's specific costs or a blend of the hospital's specific costs and the rate paid by Medicare to non-hospital providers for such services. The 1997 Budget Act requires the development of a prospective payment system for outpatient services beginning after January 1, 2000. The financial effect of such change in payment methodology may have a negative impact on the Company.

         The 1997 Budget Act mandates that home health care reimbursement must transition to a prospective payment system on October 1, 2000, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 2000. During a transition period of not longer than 4 years, home health care reimbursement rates will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. The Company currently has seven hospitals that provide home health care services. The financial effect of such change in payment methodology may have a negative impact on the Company.

         The 1997 Budget Act mandated numerous other adjustments and reductions to the Medicare system that may adversely impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, the 1997 Budget Act eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain or recapture of depreciation. In addition, the 1997 Budget Act mandated the following changes: (i) a reduction in reimbursement for Medicare enrollee deductible and coinsurance bad debts of 25% for fiscal year 1998, 40% for fiscal year 1999 and 45% for fiscal year 2000 and periods thereafter, (ii) a reduction in the bonus payments made to hospitals whose costs are below the target amounts from 5% of the target amount to 2% and (iii) the transition of skilled nursing home reimbursement to PPS, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

         Congressional action to lower or control the growth in the Federal budget deficit could have an adverse effect on the Company's Medicare revenues. The Company anticipates that the rate of growth in reimbursement payments to hospitals will be reduced as a result of future legislation but is unable to project the actual amount of any such reductions and their impact on the Company.

         MEDICAID - Medicaid is a federally mandated medical assistance program that is administered and funded in part by each state pursuant to which hospital benefits are available to indigent persons. Each of the Company's hospitals is certified for participation in the various state Medicaid programs. A substantial portion of the Company's revenue is derived from patients covered by this program. See "Sources of Revenue." Medicaid payment methodology varies from state to state, with most payments being made on a prospective payment system or under programs that negotiate payment levels with individual hospitals. Many states have adopted broad-based hospital-specific taxes to help fund the state's share of its Medicaid program. In addition, certain states have obtained or are applying for waivers from HCFA to replace their Medicaid programs with managed care programs.

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

         The Medicare and Medicaid programs make additional payments to those healthcare providers that serve a disproportionate share of low-income patients. The qualification and funding for disproportionate share payments vary by year and by state as applicable to Medicaid. Disproportionate share payments for future years could vary significantly from historical payments.

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

         Federal and state legislators continue to consider legislation that could significantly impact Medicare, Medicaid and other government funding of healthcare costs. Initiatives currently before Congress, if enacted, would reduce the rate of growth in reimbursement payments under various government programs including, among others, payments to disproportionate share and teaching hospitals. A reduction in these payments would adversely affect net revenue and operating margins at certain of the Company's hospitals. The Company is unable to predict what legislation, if any, will be enacted at the Federal and state levels in the future or what effect such legislation may have on the Company's financial position, results of operations or liquidity.

         ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS - Federal law prohibits the knowing and willful payment, receipt or offer of remuneration by healthcare providers to any person, including physicians, to induce referrals of Medicare and Medicaid patients or in exchange for such referrals (the "Anti-Kickback Law"). Federal law also prohibits a physician from referring Medicare and Medicaid patients to certain designated health services in which the physician has ownership or certain other financial arrangements, unless an exception is available (the "Stark II Law"). Many states have adopted or are considering similar legislative proposals to extend the prohibition to referrals of all patients regardless of payor. Violations of the Anti-Kickback Law and Stark II Law may result in certain civil sanctions, such as civil monetary penalties, and exclusion from participating in the Medicare and Medicaid programs. Violations of the Anti-Kickback Law can also result in the imposition of criminal sanctions.

         The Office of the Inspector General of Health and Human Services ("OIG") has promulgated regulations that define certain safe harbors to offer protection to certain common business arrangements under the Anti-Kickback Law. The failure of an arrangement to meet the requirements of a safe harbor does not render the arrangement illegal. Those arrangements, however, are subject to scrutiny by the OIG's office and other enforcement agencies. None of the Company's joint ventures with physician investors fall within any of the defined safe harbors. Under the Company's joint venture arrangements, physician investors are not under any obligation to refer or admit their patients, including Medicare or Medicaid beneficiaries, to receive services at the Company's facilities, nor are distributions to those physician investors contingent upon or calculated with reference to referral by the physician investors. On the basis thereof, the Company does not believe the ownership of interests in or receipt of distributions from its joint ventures would be construed to be knowing and willful payments to the physician investors to induce them to refer patients in violation of the Anti-Kickback Law. In addition, the Company has entered into various other relationships and arrangements with physicians, including the acquisition of physician practices. There can be no assurance that such arrangements will not be challenged by government enforcement agencies. In addition, in certain circumstances, private citizens may bring a civil action to recover sums paid in violation of Federal law. Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. The Company cannot predict the effect on the Company's financial position, results of operations or liquidity from possible judgments, if any, that may result from any inquiry, or the impact of new Federal or state laws and regulations that could require the Company to restructure certain of its arrangements.

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

MEDICAL STAFF AND EMPLOYEES

         At December 31, 1998, the Company had approximately 7,000 full-time and part-time employees. The Company also had 1,300 licensed physicians who were members of the medical staffs of the Company's hospitals. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with the Company's hospital at any time.

LIABILITY INSURANCE

         The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment provided at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through its wholly owned subsidiary, Hospital Assurance Company Ltd. ("HAC"). The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100.0 million.

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

         Effective October 1, 1997, the Company changed its general and professional liability insurance carrier. The Company continues to self-insure the first $1.0 million per occurrence of general and professional liability claims and $4.0 million in the aggregate; however, excess insurance amounts up to $50.0 million are now covered by third party insurance carriers. The Company records an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted.

ITEM 1A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following is certain information regarding the executive officers of the Company.

         CHARLES R. MILLER, age 60, has served as President, Chief Operating Officer and a director of the Company since August 1996. From 1990 to 1996, he was Chairman, President and Chief Executive Officer of Champion, which he co-founded. From 1987 to 1988, he co-owned and operated an acute care hospital in El Paso, Texas, which he sold in 1988. From 1981 to 1986, he co-founded Republic Health Corporation ("Republic") and served as President and director until his resignation as a result of his election not to participate in a leveraged buy-out of Republic, which was then the fifth largest publicly-held hospital management company. Prior thereto, he was employed in various management positions for seven years by Hospital Affiliates International ("HAI").

         JAMES G. VANDEVENDER, age 51, a Senior Executive Vice President since June 1997, has served as Executive Vice President, Chief Financial Officer and a director of the Company since August 1996. From 1990 to 1996, he was Executive Vice President, Chief Financial Officer, Secretary and a director of Champion, which he co-founded. From 1987 to 1989, Mr. VanDevender pursued private investments. From 1981 to 1987, he was Senior Vice President of Republic, primarily responsible for acquisitions and development, and held other senior management positions in the areas of accounting and finance. Prior thereto, he was employed in various management positions for four years by HAI.

         RONALD R. PATTERSON, age 57, has served as Executive Vice President and President, Healthcare Operations of the Company since August 1996. He was Executive Vice President and Chief Operating Officer of Champion from 1994 to 1996 and Senior Vice President-Operations from 1992 to 1994. From 1990 to 1991, he was Senior Vice President of Harris Methodist Health System, a not-for-profit healthcare system. From 1988 to 1990, he was a healthcare consultant, specializing in private turnaround management. From 1982 to 1988, he was with Republic, initially as Operations Vice President and subsequently as Senior Vice President of one of its major operating divisions. Prior thereto, he was employed in various management positions for six years by HAI.

         LAWRENCE A. HUMPHREY, age 43, an Executive Vice President - Finance since June 1997, has served as Senior Vice President, Corporate Finance since August 1996. From 1993 to 1994, he was Operations Controller, and from September 1994 to 1996, he was Vice President - Operations Finance of Champion. Effective February 1996, Mr. Humphrey was promoted to Senior Vice President - Corporate Finance. Prior thereto, he was employed in various management positions for 12 years by National Medical Enterprises. Mr. Humphrey is a Certified Public Accountant.

         MICHAEL M. BROOKS, age 50, has served as Senior Vice President - Development since August 1996. From 1992 to 1993, he was Operations Controller and from September 1993 to 1996, he was Vice President Administration and Development of Champion. Effective February 1996, Mr. Brooks became Senior Vice President Development. From 1989 to 1992, he was a healthcare consultant and was associated with Champion in that capacity during 1991. From 1987 to 1988, he co-owned and operated an acute care hospital in El Paso, Texas. From 1983 to 1986, he was employed in various senior management positions by Republic.

         GARY L. CHANDLER, age 53, a Senior Vice President, Managed Care, Networks and Strategic Development since June 1997 and President of PHC Practice Management Corporation since July 1998, has served as Vice President, Managed Care and Strategic Development since August 1996. From 1995 to 1996, he was Vice President, Managed Care and Strategic Development of Champion. Prior thereto, he was Vice President of the Austin operations for New York Life/Sanus from 1994 to 1995 and a development officer for the Austin Diagnostic Clinic and Chief Operating Officer of an affiliated individual practice association/management services organization from 1987 to 1994.

         DEBORAH H. FRANKOVICH, age 51, a Senior Vice President and Treasurer since June 1997, has served as Vice President and Treasurer since August 1996. From 1994 to 1996, she was Vice President and Treasurer of Champion. From 1990 to 1994, she was a healthcare financing consultant. Prior thereto, she was Vice President and Treasurer of Healthcare International, Inc. from 1985 to 1989, and Vice President and Treasurer of HealthVest, which she co-founded, from 1986 to 1990. Prior to joining Healthcare International, she worked in the New York healthcare lending group of Citibank for seven years.

         ROBERT M. STARLING, age 39, a Senior Vice President and Controller since June 1997, has served as Vice President and Controller since August 1996. From 1995 to 1996, he was Vice President and Controller of Champion. Prior thereto, he was Director of Finance for Columbia/HCA Healthcare Corporation from July 1994 to December 1994 and an Audit Manager with Coopers and Lybrand LLP (now PriceWaterhouseCoopers LLP) from 1986 to 1994. Mr.
Starling is a Certified Public Accountant.

         RONALD L. WATSON, age 46, a Senior Vice President, Operations Finance and Systems Support since June 1997, has served as Vice President, Operations Finance and Systems Support since August 1996. From 1995 to 1996, he was Regional Controller of Champion, and effective February 1996, was promoted to Vice President of Operations - Finance. Prior thereto, Mr. Watson was Director of Operations - Finance for Health Management Associates, Inc. for five years. From 1985 to 1990, Mr. Watson was a Senior Audit Manager with Arthur Young (now Ernst & Young LLP). Mr. Watson is a Certified Public Accountant.

         W. WARREN WILKEY, age 54, has served as Senior Vice President, Operations since August 1996. He is responsible for hospital operations of the Company in the Western Division. From 1995 to 1996, he was Vice President - Operations of Champion, and effective February 1996, was promoted to Senior Vice President - Market Operations. Prior thereto, Mr. Wilkey was Vice President and Director of Group Operations for EPIC Healthcare Group for six years.

         On November 25, 1998, the Company and its senior executives, Mr. Miller, Mr. VanDevender and Mr. Patterson executed a senior executive agreement (the "Executive Agreement") superseding their existing employment contracts and certain other stock option and retirement agreements (See Item 8 - Note 15). Under the Executive Agreement, as amended by a proposed global settlement of shareholder litigation further discussed in Item 3 "Legal Proceedings," the senior executives agreed to remain in their current management positions with the Company at least until June 30, 1999. Mr. Miller will resign as director shortly and is the only senior executive who has currently expressed an intent to leave the Company immediately after June 30, 1999. Mr. VanDevender will be designated interim Chief Executive Officer ("CEO") effective July 1, 1999.

ITEM 2.     PROPERTIES

         The following table sets forth the name, location, type of facility, date of acquisition and number of licensed beds for each of the hospitals operated by the Company as of December 31, 1998. Unless otherwise indicated, all hospitals are owned by the Company.

                                                                                  TYPE OF          DATE OF       LICENSED
                   LICENSED FACILITY                          LOCATION           FACILITY        ACQUISITION       BEDS
                   -----------------                          --------           --------        -----------       ----
CALIFORNIA
----------
Lancaster Community Hospital                            Lancaster            Acute Care            2/01/81          123

FLORIDA
-------
Santa Rosa Medical Center (1)                           Milton               Acute Care            5/17/96          129

GEORGIA
-------
Flint River Community Hospital (1)                      Montezuma            Acute Care            1/01/86           49

MISSISSIPPI
-----------
Senatobia Community Hospital (1)                        Senatobia            Acute Care            1/01/86           76

NORTH DAKOTA
------------
Dakota Heartland Health System (2)                      Fargo                Acute Care            8/16/96          218

TENNESSEE
---------
Cumberland River Hospital                               Celina               Acute Care           10/01/85           36
Fentress County General Hospital                        Jamestown            Acute Care           10/01/85           85
Bledsoe County Hospital (1)                             Pikeville            Acute Care           10/01/85           32

TEXAS
-----
BayCoast Medical Center                                 Baytown              Acute Care            8/16/96          191
The Medical Center of Mesquite                          Mesquite             Acute Care           10/01/90          176
Westwood Medical Center                                 Midland              Acute Care            8/16/96          107

UTAH
----
Davis Hospital and Medical Center                       Layton               Acute Care            5/17/96          126
Jordan Valley Hospital                                  West Jordan          Acute Care            8/16/96           50
Pioneer Valley Hospital (1)                             West Valley City     Acute Care            5/17/96          139
Salt Lake Regional Medical Center                       Salt Lake City       Acute Care            8/16/96          200

VIRGINIA
--------
Capitol Medical Center (3)                              Richmond             Acute Care            8/16/96          179
                                                                                                                  ------

     Total Licensed Beds                                                                                          1,916
                                                                                                                  =====

-------------------------
(1) Hospital facility is leased.
(2) In July 1998, the Company purchased the remaining 50% interest in DHHS, a partnership that owns the hospital, thereby giving the Company 100% ownership of DHHS (See Item 8 - Note 3).
(3) The Company owns an 88.7% general partnership interest in a limited partnership that owns the hospital.

         The Company also owns PHC Regional Hospital and Medical Center ("PHC Regional"), which has been closed since June 1997. The Company is considering a number of alternatives for PHC Regional, including plans to sell or reopen the facility and, with the retrofit and expansion of the facility, to accommodate the transfer of certain acute care services presently performed at the Company's Salt Lake Regional Medical Center.

         The Company owns, leases or manages medical office buildings located adjacent to certain of its hospitals. Most of the space in each medical office building is leased or subleased, primarily to local physicians. The remaining space is used by the Company for hospital administration and clinical purposes or held for future development.

         The Company leases its corporate offices in Houston, Texas. The Company subleases to a third party its leased offices in Pasadena, California.

         The Company believes that its existing facilities are adequate to carry on its business as presently conducted.

ITEM 3.     LEGAL PROCEEDINGS

         SHAREHOLDER LITIGATION - As previously reported, the Company is a defendant in multiple class and derivative actions arising out of or related to the August 1996 Merger between the Company and Champion (See Item 8 - Note 1 for discussion of the ownership of the Company prior to the Merger). The actions currently pending are In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464 (S. D. Tex.) (EW); Essex Imports v. Paracelsus Healthcare Corp. et al., No. 96-51864 (Dist. Ct. Harris Cty. Texas); Caven v. Miller et al., No. H-96-4291 (S.D. Tex.) (EW); Orovitz v. Miller, No. H-97-2752 (S.D. Tex.) (EW);
Caven v. Ernst & Young, LLP et al., No. 98-38338 (Dist. Ct. Harris Cty. Texas); and Molinari v. Miller et al., No. 14945 (Del. Ch. Ct.) (collectively, the "Shareholder Litigation").

         With the exception of the two Caven cases, Orovitz, and Molinari, these complaints assert putative class actions on behalf of current and former holders of the Company's securities for claims under federal and state statutes and the common law relating to the exchange offer for Champion stock in connection with the Merger, the August 1996 public offerings by the Company of common stock and subordinated notes, and trading in the Company's securities in the period between the Merger and October 9, 1996. In summary, the complaints allege that the Merger and public offerings proceeded on the basis of materially misleading disclosures and omissions by the Company and Champion, as well as certain of the Company's and Champion's officers, directors, and underwriters. The claims asserted include claims under section 11 of the Securities Act of 1933 and under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In March 1998, the federal district court (the "Court") dismissed claims relating to the subordinated notes. The Caven, Orovitz, and Molinari cases assert claims derivatively on behalf of the Company or Champion against the Company, Champion, various current or former officers and directors of the Company and Champion, Park-Hospital GmbH (the "Majority Shareholder"), and the Company's independent auditors.

         On March 24, 1999, the Company, the affected current and former officers and directors, the underwriters, the Majority Shareholder, the representatives of the plaintiff class, the derivative plaintiffs, and a number of separately represented former Champion shareholders that received the Company's stock in connection with the Merger entered into three separate but interrelated agreements providing for a proposed global settlement of substantially all claims in these class and derivative actions. These former Champion shareholders could be deemed to be a group for purposes of Section 13(d) of the Securities Exchange Act of 1934.

          The settlement agreements require the parties to draft certain settlement documents for submission to the Court. Once completed, and after the Court grants preliminary approval of these documents, notice of the settlements will be given to class members and shareholders to enable putative class members to opt out of the class and to allow all others to comment on or object to the terms of the proposed settlements. Depending on the number of opt-outs, the Court then will hold a hearing to consider the settlements, which will not be final until a Court order granting approval of the settlements becomes final and not subject to appeal. The Company currently is not aware of a reason to indicate that the Court will not approve the settlements; however there can be no assurance that the Court will do so.

         The terms of the settlements will be set forth fully in the notice provided to class members and shareholders after the Court has preliminarily approved the settlement documents. A summary of the main terms follows.

         Based on the agreements, the Company will be required to pay in cash $14.0 million and issue approximately 1.5 million new shares of the Company's common stock to a class settlement fund for purposes of the class action settlement. Additionally, the Company will pay expenses and legal fees incurred by the separately represented former Champion shareholders and by the lawyers for the derivative plaintiffs. The Company expects all or nearly all of these cash contributions to be covered by directors and officers liability insurance. The agreements also require the Majority Shareholder to transfer approximately 1.2 million shares of the Company's common stock that it currently owns to the class members and approximately 8.7 million shares to the former Champion shareholders. The lead underwriter in the Company's equity offering completed at the time of the Merger will make a $1.0 million cash contribution to the class settlement fund.

          In addition, the Company will be required to make a payment of $1.0 million in cash and 1.0 million newly issued shares of common stock to terminate a contract with Dr. Manfred G. Krukemeyer, who is the ultimate legal owner of the parent of the Majority Shareholder and a former Chairman of the Board of Directors of the Company, (the "Former Chairman"). The settlement agreement also provides for the recommencement of payment of principal in accordance with the stated terms of a note payable by the Company to the Majority Shareholder. The agreements include terms reducing the Company's existing and future obligations to certain former officers and directors by approximately $12.0 million and terminating options held by certain current and former officers and directors to purchase approximately 1.3 million shares at $0.01 per share granted in connection with the Merger (the "Value Options").

         The proposed global settlement modifies the Executive Agreement with the Company's three senior executives (Mr. Charles R. Miller, Mr. James G. VanDevender, and Mr. Ronald R. Patterson). The senior executives have agreed to remain in their current management positions with the Company at least until June 30, 1999 and have waived their rights to certain additional payments under the Executive Agreement upon the settlement of the Shareholder Litigation. See
Item 8 - Note 15 for discussion of the Executive Agreement. Mr. Miller will resign his position as a director shortly and is the only executive who has expressed an intent to leave the Company immediately after June 30, 1999. Mr. VanDevender will be designated as interim CEO effective July 1, 1999.

         The proposed global settlement also gives the Majority Shareholder and the former Champion shareholders each the right to designate three members of the Company's Board of Directors. As part of that arrangement, on March 24, 1999, the current directors elected Mr. Peter Schnitzler as director. His appointment will become effective on the earlier of the Board of Directors meeting on May 13, 1999 or the resignation of a current director. The Company has entered into a new shareholder agreement, to become effective upon the final settlement of the Shareholder Litigation, containing provisions governing restrictions on the Majority Shareholder's transfer of shares, limiting the Majority Shareholder's response to acquisition proposals, governing the composition of the Board of Directors and outlining the Majority Shareholder's registration rights with respect to its shares. The Company will terminate the Shareholder Protection Rights Agreement, an anti-takeover device adopted at the time of the Merger and the current shareholder agreement with the Majority Shareholder, as of the date that all the settlements become effective.

         When the proposed global settlement is approved by the Court and becomes final, the Company, all class members who do not opt out, the derivative plaintiffs, the separately represented former Champion shareholders, the Majority Shareholder, the underwriter, and the affected current and former officers and directors will provide mutual releases of all claims arising out of or related to the Merger and the related public offerings. All pending actions against all released parties will be dismissed. Additionally, the released parties have agreed to assign any claims they have against the Company's independent auditors to the Majority Shareholder. The settlement requires the Company to indemnify current and former officers and directors, the Majority Shareholder, and certain separately represented former Champion shareholders against (i) liability, costs and expenses arising from any Merger-related claims brought by current or former Company security holders who are not parties to the settlement or members of a class certified for settlement purposes and (ii) reasonable costs and expenses, excluding monetary sanctions, incurred in connection with any ongoing or future governmental investigation relating to the Merger and public offerings.

         The Company's current Board of Directors unanimously approved the settlement agreements. All five of the directors remaining after the recent resignation of two independent directors could be deemed to be interested in the settlement agreements because they are direct participants in the settlement or because they have a relationship with one of the settling parties. The effect of the proposed global settlement on the Company's financial condition and results of operations is discussed in Item 8 - Note 18.

         OTHER LITIGATION - The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The Company's common stock is trading on the New York Stock Exchange ("NYSE") under the symbol "PLS". At March 26, 1999, there were approximately 1,136 holders of record of the Company's common stock. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated:

                                                              HIGH                  LOW
                                                              ----                  ---

    Fiscal Year Ended December 31, 1998
      First Quarter..................................       $4 13/16              $3
      Second Quarter.................................        5 1/16                2 1/2
      Third Quarter..................................        3 1/2                 1 3/4
      Fourth Quarter.................................        3 5/16                1 3/8

    Fiscal Year Ended December 31, 1997
      First Quarter..................................       $5 3/4                $2 7/8
      Second Quarter.................................        5 1/4                 2 7/8
      Third Quarter..................................        8 1/2                 4 5/8
      Fourth Quarter.................................        7 1/2                 2 13/16

         The Company has not declared any cash dividends in 1998 and 1997 and does not anticipate the payment of any cash dividends in the foreseeable future. See Item 8 - Note 8 for information regarding certain restrictions on the Company's ability to pay cash dividends. The Company did not make any sale of registered securities during 1998 and 1997.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (See Item 8).

                                                              (IN 000'S, EXCEPT PER SHARE DATA AND RATIOS)
---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                              1998             1997             1996            1995              1994
                                                      ----             ----             ----            ----              ----

INCOME STATEMENT DATA
Net revenue .................................      $ 664,058        $ 659,219        $ 493,106        $ 434,179        $ 438,625
Operating expenses ..........................       (584,594)        (587,559)        (496,782)        (399,019)        (393,550)
Capital costs (a) ...........................        (90,189)         (77,551)         (54,761)         (31,719)         (28,846)
Equity in earnings of Dakota Heartland
  Health System .............................           --              9,794            3,207             --               --
Impairment charges (b) ......................         (1,417)          (7,782)         (72,322)            --               --
Merger costs ................................           --               --            (40,804)            --               --
Unusual items (c) ...........................          6,637            6,531          (60,521)            --               --
Gain on sale of facilities ..................          6,825             --               --              9,026             --
Minority interests ..........................         (3,180)          (1,996)          (1,806)          (1,803)          (2,449)
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
    operations before income
    taxes and extraordinary loss ............         (1,860)             656         (230,683)          10,664           13,780
Provision (benefit) for income taxes (d) ....            693            1,812          (76,186)           4,375            5,818
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
    operations before extraordinary loss ....         (2,553)          (1,156)        (154,497)           6,289            7,962
Loss from discontinued operations (d) .......         (2,424)          (5,243)         (70,995)          (2,852)            (106)
                                                   ---------        ---------        ---------        ---------        ---------

Income (loss) before extraordinary loss .....         (4,977)          (6,399)        (225,492)           3,437            7,856
Extraordinary loss (d) (e) ..................         (1,175)            --             (7,724)            --                (33)
                                                   ---------        ---------        ---------        ---------        ---------

Net income (loss) ...........................      $  (6,152)       $  (6,399)       $(233,216)       $   3,437        $   7,823
                                                   =========        =========        =========        =========        =========

Income (loss) per share - basic and
assuming dilution:
    Continuing operations ...................      $   (0.05)       $   (0.02)       $   (3.94)       $    0.21        $    0.26
    Net income (loss) .......................      $   (0.11)       $   (0.12)       $   (5.95)       $    0.12        $    0.26

Weighted average common shares
    outstanding (f) .........................         55,108           54,946           39,213           29,772           29,772

BALANCE SHEET DATA
Cash and cash equivalents ...................      $  11,944        $  28,173        $  17,771        $   4,418        $   2,004
Working capital .............................         22,526           37,378           33,762           57,011           66,410
Total assets ................................        716,102          734,824          772,832          333,386          324,650
Long-term debt (g) ..........................        533,048          491,914          491,057          130,352          122,252
Stockholders' equity ........................         34,341           42,003           48,487           86,721           88,337
Book value per share ........................           0.62             0.76             0.88             2.91             2.97

RATIOS
Adjusted EBITDA  (h) ........................         76,284           79,458           (2,275)          33,357           42,626
Adjusted EBITDA Margin ......................           11.5%            12.1%            (0.5)%            7.7%             9.7%
Current ratio ...............................         1.21:1           1.27:1           1.21:1           1.82:1           2.10:1
Debt to total debt and equity ...............           93.9%            92.1%            91.0%            60.0%            58.1%

----------------------------------

a)  Includes interest, depreciation and amortization.
b) Consists of (i) a $1.4 million ($0.02 per share) write-down of certain Tennessee facilities in 1998, (ii) a $7.8 million ($0.09 per share) write-down of certain of the Company's former LA Metro hospitals in 1997 and
    (iii) in 1996, the write down of PHC Regional for $52.5 million ($0.90 per share) and certain hospitals in the LA metro area for $11.9 million ($0.20 per share) and two other facilities and estimated disposal costs of $7.9 million ($0.13 per share) (See Item 8 - Note 2).

c) Consists in 1998 of (i) a $7.5 million gain ($0.08 per share) from the settlement of a 1996 capitation agreement offset by (ii) a net charge of $863,000 ($0.01 per share) resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation. Unusual items in 1997 consists of (i) a reversal of a loss contract accrual of $15.5 million ($0.17 per share), (ii) a charge of $3.5 million ($0.03 per share) relating to the closure of PHC Regional, (iii) a charge of $2.5 million ($0.03 per share) for a corporate reorganization and (iv) a charge of $3.0 million ($0.04 per share) for the settlement of certain litigation. Unusual items in 1996 consists of charges of $38.1 million ($0.65 per share) for a loss contract and $22.4 million ($0.38 per share) for expenses relating to the Special Committee's investigation and other litigation matters (See Item 8 -
    Note 2).
d) Includes a reduction in income tax benefits of $50.0 million ($1.27 per share) in 1996 from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $17.7 million was applied to reduce income tax benefits on losses from continuing operations and the remaining $32.3 million to reduce income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1996.
e)  Reflects loss associated with the early extinguishment of debt.
f) Reflects the effect of the 66,159.426-for-one stock split in conjunction with the Merger.
g)  Excludes current maturities of long-term debt.
h) Adjusted EBITDA represents income (loss) from continuing operations before income taxes and extraordinary loss, depreciation and amortization, interest, impairment charges, merger costs, unusual items and gain from sale of facilities. While EBITDA is not a substitute for operating cash flows determined in accordance with generally accepted accounting principles, it is a commonly used tool for measuring a company's ability to service debt.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; revisions to amounts recorded for losses associated with the impairment of assets; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; the continued listing of the Company's common stock on the New York Stock Exchange; the Company's ability to divest assets to reduce indebtedness and to realize its tax assets; the availability and terms of capital to fund working capital requirements and the expansion of the Company's business; and the final resolution to certain proposed settlement to litigation including the court approval of the settlement terms and the fulfillment of the conditions contained therein. The Company is generally not required to, and does not undertake to update or revise its forward-looking statements.

SHAREHOLDER LITIGATION

         As discussed in Item 3 - "Legal Proceedings," on March 24, 1999, the Company entered into a proposed global settlement of the Shareholder Litigation. As a result of the proposed global settlement, approximately $11.7 million of previously recorded liabilities will be satisfied through a contribution of Company common stock by the Majority Shareholder with a corresponding increase in the Company's additional paid-in capital. This resulted in a $5.1 million increase in the Company's provision for income taxes for the year ended December 31, 1998 because the $11.7 million of accrued expenses is not deductible for federal income tax purposes as a result of the satisfaction of the liability by the contribution of common stock. The proposed settlement had no material impact on the Company's liquidity for the year ended December 31, 1998. Furthermore, the Company expects the proposed global settlement will not have a material adverse impact on the Company's financial condition, results of operations or liquidity in 1999. There can be no assurance that the Court will approve the proposed settlement or that the conditions contained in such agreement will be satisfactorily fulfilled. See
Item 8 - Note 18 for a more complete discussion of the terms of the proposed settlement.

RESULTS OF OPERATIONS

         The comparison of operating results for 1998 with prior years is difficult given the numerous acquisitions, divestitures and closures by the Company in the affected periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods for which comparative operating results are presented. Accordingly, such designation excludes DHHS acquired in July 1998, the Chico hospitals sold in June 1998, the LA Metro hospitals sold in September 1998 and PHC Regional Hospital, which the Company closed in June 1997. Also see Item 8 - Note 3 for a description of acquisitions, dispositions and closures of hospitals. Operating results of the Company's psychiatric hospitals are reflected under the caption "Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" and "Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations for all periods presented.

         The Company segregates its hospitals into two operating segments: Core Markets and Non Core Markets. The Company has designated certain hospitals as "Core Facilities" with the goal of expanding and further integrating the hospitals' presence in their respective markets. The Company believes it can compete most effectively in these markets on the basis of cost, customer service, and quality of care. As the designation implies, the Company believes these hospitals comprise the operational and financial core of the Company's business. Typical Core Market attributes include, but are not limited to, a service area population of between 30,000 and 500,000, growing populations, improving median incomes, limited competition from large scale hospital franchises, and lower managed care penetration than is typically found in larger metropolitan areas. The Company's current Core Markets consist of all of its operations in metropolitan Salt Lake City, Utah; Fargo, North Dakota; Mesquite, Texas; Midland, Texas; Lancaster, California; Milton, Florida and Richmond, Virginia. The Company will, from time to time, consider divesting certain core assets if such disposition meets the Company's strategic objectives.

         "Non Core" Markets consist of all other hospital operations currently owned by the Company and some of these are being evaluated for possible disposition. There can be no assurance that any of these facilities will be ultimately sold as a result of this process. The Company's Non Core Facilities comprise all of its operations in Tennessee, Georgia, Mississippi and Baytown, Texas, as well as its convalescent hospitals in California. With the exception of the Baytown, Texas facility, these Non Core Facilities are located in rural areas with limited growth potential. The Company's Baytown, Texas facility is located in metropolitan Houston, Texas, and faces substantial competition from a number of large health care providers, many of which have substantially greater resources than the Company.

OPERATIONS DATA

         The following table summarizes, for the periods indicated, changes in selected operating percentages for the Company's facilities, excluding the discontinued psychiatric hospitals. The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1998         1997         1996
                                                               ----         ----         ----
Percentage of Net Revenue
-------------------------

Net revenue ...........................................      100.0%       100.0%       100.0%
                                                             -----        -----        -----

Salaries and benefits .................................      (41.6)       (41.2)       (48.3)
Other operating expenses ..............................      (40.0)       (40.8)       (44.6)
Provision for bad debts ...............................       (6.4)        (7.1)        (7.8)
                                                             -----        -----        -----

Operating costs .......................................      (88.0)       (89.1)       (100.7)
                                                             -----        -----        -----

Operating margin ......................................       12.0         10.9         (0.7)

Capital costs (a) .....................................      (13.6)       (11.8)       (11.1)
Equity in earnings of DHHS ............................       --            1.5          0.6
Impairment charges ....................................       (0.2)        (1.2)       (14.7)
Merger costs ..........................................       --           --           (8.3)
Unusual items .........................................        1.0          1.0        (12.3)
Gain on sale of facilities ............................        1.0         --           --
Minority interests ....................................       (0.5)        (0.3)        (0.3)
                                                             -----        -----        -----
 Income (loss) from continuing operations before
    income taxes and extraordinary loss ...............       (0.3)%        0.1%       (46.8)%
                                                             =====        =====        =====

-----------------
(a) Includes interest, depreciation and amortization.


YEAR ENDED DECEMBER 31, 1998
COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Net revenue for the year ended December 31, 1998, was $664.0 million, an increase of $4.8 million, or 0.7%, from $659.2 million for the same period of 1997. As the result of the acquisition of DHHS, 1998 net revenue included DHHS for the twelve months ended December 31, 1998. DHHS was accounted for under the equity method for the year ended December 31, 1997. Net revenue for 1998 increased $103.7 million from the acquisition of DHHS with such increase offset by a $48.5 million decrease in net revenue primarily attributable to the dispositions of the Chico and LA Metro hospitals and the closure of PHC Regional. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

         Net revenue at "same hospitals" for the year ended December 31, 1998 was $472.8 million compared to $523.2 million, a decrease of $50.4 million, or 9.6%, over the comparable period in 1997. Same hospital net revenue at Core Facilities decreased $21.4 million, or 5.3%, from $402.5 million in 1997 to $381.1 million in 1998. Same hospital net revenue at Non Core Facilities decreased $29.0 million, or 24.0%, from $120.7 million in 1997 to $91.7 million in 1998. Among the Non Core Facilities, the Tennessee market hospitals, which have significant home health operations, decreased $22.5 million, or 38.0%, from $59.2 million in 1997 to $36.7 million in 1998. The decrease in net revenue at the Company's "same hospitals" is due to (i) a decline in utilization and reimbursement rates for home health and other healthcare operations as a consequence of the 1997 Budget Act, (ii) the restructuring of home health operations at certain of the Company's hospitals in 1998, including in some cases the closing of such operations (See Item 8 - Note 2), (iii) an overall decline in volume at the hospitals and (iv) continued tightening of payment levels by managed care plans. The reductions in net revenue resulting from the enactment of the 1997 Budget Act, the Company's restructuring of certain of its home health operations and downward payment pressures from third party payors are likely to continue into 1999.

         The Company's "same hospitals" experienced a 6.1% decrease in inpatient admissions from 52,060 in 1997 to 48,903 in 1998. Same hospital patient days decreased 7.4% from 233,011 in 1997 to 215,786 in 1998. The decline in volumes was principally related to the termination of unfavorable managed care contracts, the closure of skilled nursing units in response to revenue reduction under the 1997 Budget Act and an overall decline in volumes at Non Core Facilities. Excluding home health visits, outpatient visits in "same hospitals" increased 2.8% from 565,369 in 1997 to 581,142 in 1998. Home health visits in "same hospitals" decreased 45.7% from 866,604 in 1997 to 470,595 in 1998 primarily due to stricter utilization standards under the 1997 Budget Act effective October 1, 1997, and the closure of home health operations at certain facilities.

         The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the years ended December 31, 1998 and 1997.

                                                                     "SAME HOSPITALS"
                                                                     ----------------
                                                              1998         1997      % CHANGE
                                                              ----         ----      --------
Core Facilities
---------------
Patient Days ..........................................      166,950      174,931      (4.6)%
Inpatient Admissions ..................................       38,667       40,132      (3.7)
Outpatient Visits, excluding Home Health ..............      460,402      435,382       5.7
Home Health Visits ....................................      213,780      370,250      (42.3)

Non Core Facilities
-------------------
Patient Days ..........................................       48,836       58,080      (15.9)
Inpatient Admissions ..................................       10,236       11,928      (14.2)
Outpatient Visits, excluding Home Health ..............      120,740      129,987      (7.1)
Home Health Visits ....................................      256,815      496,354      (48.3)

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $3.0 million from $587.6 million in 1997 to $584.6 million in 1998. The year ended December 31, 1998, included DHHS operating expenses of $80.3 million, which was offset by a $51.9 million decrease from closed/sold facilities and a $5.5 million reduction in general and medical professional liability costs as a result of revisions of actuarial estimates based on improvement in claim settlement experience. The balance of the reduction in operating expenses occurred primarily at the Company's "same hospitals" as a result of management's effort to reduce costs in response to reductions in net revenue mandated by the 1997 Budget Act.

         Operating expenses at the Company's "same hospitals" increased from 83.5% of net revenue in 1997 to 86.0% in 1998, and operating margins decreased from 16.5% to 14.0%, respectively. The deterioration in operating margins occurred primarily at the Non Core Facilities, which declined from 13.0% in 1997 to 0.4% in 1998, primarily as a result of the aforementioned stricter utilization standards and reductions in reimbursement rates under the 1997 Budget Act. On a "same hospital" basis, Core Facility operating margins remained relatively constant at 17.3% in 1998 and 17.6% in 1997. Although the 1997 Budget Act became effective October 1, 1997, certain key provisions of the Act were not finalized until mid 1998, particularly with respect to the Company's home health operations, and in response, the Company undertook a series of strategic actions in the fourth quarter of 1998 to lower its cost structure. These actions included a combination of staff and wage reductions as well as other cost cutting measures and have contributed to the stability of operating margins at the Company's Core Facilities. Cost reduction efforts at Non Core Facilities, however, have not kept pace with declines in net revenue, principally because these facilities tend to be in smaller markets and are less capable of downsizing or increasing alternative services to offset deteriorating reimbursement levels. Management believes that the cost savings associated with these initiatives will favorably impact the Company's results of operations. However, there can be no assurance that the Company will achieve its desired cost structure or that any cost reductions will be sufficient to offset present and/or future government initiatives or reductions in current levels of utilization.

         Interest expense increased $4.5 million from $47.4 million in 1997 to $51.9 million in 1998, primarily due to a net increase in outstanding indebtedness under the Revolving Credit Facility (See Item 8 - Note 8) resulting from the acquisition of DHHS less the net proceeds from the dispositions of LA Metro and the Chico hospitals (See Item 8 - Note 3). Additionally, approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

         Depreciation and amortization expense increased 27.0% to $38.3 million in 1998 from $30.2 million for the same period in 1997. An increase of $5.9 million in depreciation and amortization expense resulted from the acquisition of DHHS, which was accounted for under the equity method of accounting in 1997. The remainder of the increase is primarily related to current year additions to property and equipment.

         Loss before income taxes, discontinued operations and extraordinary charge for the year ended December 31, 1998, included $12.1 million, net of minority interest of $4.1 million, attributable to income from DHHS on a consolidated basis. Loss before income taxes, discontinued operations and extraordinary charge also included (i) an impairment charge of $1.4 million to write down certain long lived assets to fair value offset by (ii) $6.6 million of unusual items (including a $7.5 million gain from the settlement of a contract dispute with PacifiCare offset by a net charge of $863,000 resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation) and (iii) a net gain of $6.8 million on sale of facilities (including $7.1 million gain on sale of the Chico hospitals). The Company expects to record additional charges of $2.7 million under the Executive Agreement in 1999.

         The Company recorded income tax expense of $693,000 on pre-tax loss of $1.9 million in 1998 and income tax expense of $1.8 million on pre-tax income of $656,000 in 1997. Income tax expense in 1998 differed from the U.S. statutory rate due to goodwill and non-deductible costs related to the Shareholder Litigation. These increases in the income tax provision were partially offset by the decrease in the valuation allowance. Income tax expense in 1997 differed from the U.S. statutory rate due to goodwill.

         The Company recorded a loss from discontinued operations of $2.4 million (net of tax benefit of $1.7 million), or $0.04 per diluted share, in 1998 to reflect the settlement of the 1995 litigation concerning alleged violations of certain Medicare rules. The claims related substantially to the LA Metro psychiatric facilities, which have been reported as discontinued operations since September 1996.

         Net loss for the year ended December 31, 1998 was $6.2 million, or $0.11 per diluted share, compared to net loss of $6.4 million, or $0.12 per diluted share, for the same period of 1997. Weighted average common and common equivalent shares outstanding increased from 54.9 million in 1997 to 55.1 million in 1998 due to the 1998 exercise of stock options and warrants. Aggregate non-recurring gains (charges) for the years ended December 31, 1998 and December 31, 1997 were comprised of the following items ($ in 000's, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------
                                             1998                                      1997
                            -------------------------------------    ----------------------------------------
                              PRE-TAX       AFTER TAX       EPS         PRE-TAX       AFTER TAX        EPS
                              -------       ---------       ---         -------       ---------        ---

Impairment charges
   (Item 8 - Note 2)         $ (1,417)      $   (836)    $ (0.02)      $ (7,782)      $ (4,591)     $ (0.09)

Unusual items
   (Item 8 - Note 2)            6,637          4,008        0.07          6,531          3,853         0.07

Discontinued operations
   (Item 8 - Note 4)             --           (2,424)      (0.04)          --           (5,243)       (0.10)
 Extraordinary loss
    (Item 8 - Note 8)            --           (1,175)      (0.02)          --             --
                             --------       --------     -------       --------       --------      -------


 Total impact of
    non-recurring items      $  5,220       $    427     $ (0.01)      $ (1,251)      $ (5,981)     $ (0.12)
                             ========       ========     =======       ========       ========      =======


YEAR ENDED DECEMBER 31, 1997
COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         The comparison of operating results for 1997 to 1996 is difficult given the numerous acquisitions, divestitures and closures by the Company in both years. Furthermore, seven of the Company's ten Core Facilities were acquired either in May 1996 (three facilities) or August 1996 (four facilities). Accordingly, an analysis of Core and Non Core results as presented above is not appropriate for the following discussion.

         Net revenue for the year ended December 31, 1997 was $659.2 million, an increase of $166.1 million, or 33.7%, from $493.1 million for the same period of 1996. The $166.1 million increase was attributable to an increase of $137.6 million contributed by hospitals acquired, net of hospitals divested or closed in 1996, and an increase of $28.5 million from "same hospitals." The $28.5 million increase in "same hospitals" was primarily attributable to incremental contribution by a joint venture formed in May 1997 involving two hospitals located in the LA Metro area and additional services offered at certain hospitals. The increase for the year was partially offset by a $4.8 million charge to net revenue in the fourth quarter to revise estimates of amounts due to the Company with respect to Medicare/Medicaid receivables, a majority of which relates to prior years, and a decline in reimbursement rates and other charges totaling $2.4 million attributable to the 1997 Budget Act and other recently announced initiatives by the Federal government with respect to reimbursement practices and policies. The increase was also offset by a decline in reimbursement at hospitals located primarily in Tennessee and the closure of under performing operating units.

         The Company's acute care volumes experienced a 19.3% increase in inpatient admissions from 58,693 in 1996 to 69,997 in 1997. Patient days increased 18.3% from 277,553 in 1996 to 328,331 in 1997. Outpatient visits (including home health) increased 21.8% from 1,256,124 in 1996 to 1,529,736 in 1997. Admissions in "same hospitals" decreased 2.6% from 37,669 in 1996 to 36,683 in 1997, primarily as a result of management's decision to close under performing operating units. Outpatient visits in "same hospitals" decreased 3.5% from 864,137 in 1996 to 834,264 in 1997, primarily as a result of a 6.5% decrease in home health visits.

         Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased from 100.7% in 1996 to 89.1% in 1997 as operating margin increased from (0.7)% to 10.9%. General factors contributing to the improvement in operating margin percentage include (i) management's efforts to control costs, including a corporate reorganization completed in May 1997 to reduce corporate overhead costs, (ii) efficiency and productivity gains resulting from the implementation of improved operating standards and benchmarks, (iii) divestiture or closure of under performing facilities and (iv) negotiation of new contracts under more favorable terms that resulted in lower operating costs. Such increase in operating margin was further due to the write off of working capital assets in 1996 related to the hospitals exchanged in May 1996 and a hospital closed in March 1996.

         Interest expense increased $16.4 million from $31.0 million in 1996 to $47.4 million in 1997, primarily due to (i) an increase in outstanding indebtedness from the issuance of $325.0 million 10% Senior Subordinated Notes and additional borrowings under the $400.0 million revolving credit facility issued in August 1996 in conjunction with the Merger to finance acquisitions and to fund certain lawsuit settlement costs, Champion merger costs, working capital requirements and capital expenditures, (ii) an increase in interest rate on the revolving credit facility during 1997, net of (iii) the redemption in August 1996 of $75.0 million of senior subordinated notes. Approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

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

         Loss from operations of the discontinued psychiatric hospitals was $1.1 million in 1997, as compared to $13.6 million (excluding a charge of $19.9 million for settlement costs related to a lawsuit settled in March 1996) in 1996. The significant loss recorded in 1996 as compared to 1997 was primarily attributable to additional provision for bad debts on uncollectible accounts receivable. The loss recorded in 1997 was significantly reduced as a result of management's decision to close an under performing facility and consolidate services of certain other facilities. In accordance with Accounting Principles Board Opinion No. 30, the 1997 operating loss was charged to the disposal loss accrual previously established in September 1996. Accordingly, such amount was not reflected in the 1997 Consolidated Statement of Operations. During 1997, the Company recorded an additional after-tax disposal loss of $5.2 million (net of tax benefits of $3.7 million) on these facilities, consisting of an impairment charge of $1.9 million to reduce psychiatric hospital assets to their estimated net realizable value based upon the most recent offers from third party purchasers and a charge of $3.3 million relating to certain outstanding litigation matters.

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

         Net loss for the year ended December 31, 1997 was $6.4 million, or $0.12 per share, compared to a net loss of $233.2 million, or $5.95 per share, for the same period of 1996. Weighted average shares outstanding increased 40.1% from 39.2 million in 1996 to 54.9 million in 1997 from the issuance of 19.8 million shares in connection with the Merger and from the public offering of 5.2 million shares, both completed in August 1996. Aggregate non-recurring gains (charges) for the years ended December 31, 1997 and 1996 were comprised of the following items ($ in 000's, except per share amounts):

                                                               YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                                1997                                        1996
                                --------------------------------------    ------------------------------------------
                                  PRE-TAX      AFTER TAX       EPS          PRE-TAX        AFTER-TAX         EPS
                                  -------      ---------       ---          -------        ---------         ---

Impairment charges
   (Item 8 - Note 2)          $  (7,782)      $  (4,591)      $ (0.09)      $ (72,322)      $ (48,456)      $ (1.23)

Merger costs
   (Item 8 - Note 3)               --               --           --           (40,804)        (27,339)        (0.70)

Unusual items
   (Item 8 - Note 2)              6,531           3,853          0.07         (60,521)        (40,549)        (1.03)

Discontinued operations
   (Item 8 - Note 4)(a)            --            (5,243)        (0.10)           --           (70,995)        (1.81)

 Extraordinary loss
    (Item 8 - Note 8)(a)           --              --            --              --            (7,724)        (0.20)
                              ---------       ---------       -------       ---------       ---------       -------

 Total impact of
    non-recurring items       $  (1,251)      $  (5,981)      $ (0.12)      $(173,647)      $(195,063)      $ (4.97)
                              =========       =========       =======       =========       =========       =======

--------------------------------
(a) In 1996, no income tax benefits were recognized on the losses associated with the discontinued operations and the extraordinary loss as a result of recording a valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had net working capital of $22.5 million at December 31, 1998, a decrease of $14.9 million from $37.4 million at December 31, 1997. The Company's long-term debt as a percentage of total capitalization was 93.9% at December 31, 1998, compared to 92.1% at December 31, 1997. Factors contributing to the changes in net working capital and long-term debt as a percentage of total capitalization are discussed below.

         Net cash used in operating activities for the year ended December 31, 1998 was $5.3 million, compared to net cash provided by operations of $4.0 million for the same period of 1997. The increase in cash used in operating activities of $9.3 million resulted from (i) a reduction in income tax refunds in 1998 as compared to 1997 and (ii) payments made in 1998 in connection with the settlement of various litigation and disputes as discussed below, offset by
(iii) reductions in accounts receivable and other current assets. Excluding the impact in 1997 of income tax refunds, cash generated from operating activities increased by $14.5 million. Net cash used in investing activities was $50.3 million during 1998, as compared to net cash provided by investing activities of $10.0 million during 1997. The $60.3 million increase was primarily attributable to (i) net cash expenditures of $59.3 million to acquire DHHS during 1998 less $38.2 million in net proceeds from the sale of facilities, as compared to $12.2 million in cash received from the sale of certain hospitals during 1997, (ii) cash of $2.1 million received in 1998 from the liquidation of marketable securities as compared to $20.0 million received during 1997 and (iii) an increase in additions to property and equipment of $5.4 million. Net cash provided by financing activities during 1998 was $39.4 million, compared to net cash used in financing activities of $3.6 million during 1997. Such increase was due to a net increase in borrowings, primarily to finance the purchase of DHHS in 1998.

         On March 30, 1998, the Company entered into an Amended and Restated Credit Agreement, which was subsequently amended on June 15, 1998 ("the Amended Credit Agreement"), to provide total commitments of $140.0 million under a Revolving Credit Facility and $115.0 million in term loans (the "Term Loan Facilities") consisting of a five-year $45.0 million Term Loan Facility ("Tranche A Facility") and a six-year $70.0 million Term Loan Facility ("Tranche B Facility"). The Revolving Credit Facility is available for general corporate purposes, including funding working capital needs, permitted acquisitions and capital expenditures and the issuance of letters of credit up to $25.0 million. It is subject to mandatory quarterly reductions of $9.5 million, commencing on March 31, 2001, and a limit of $50.0 million available for working capital needs. The Term Loan Facilities replaced existing indebtedness of the Company under its prior Credit Facility. The Tranche A Facility principal is payable in quarterly installments ranging from $600,000 to $2.5 million with a final balloon payment of $22.5 million due on March 31, 2003. The Tranche B Facility principal is payable in annual installments of $500,000 with a final balloon payment of $67.5 million due on March 31, 2004. The Company is further required to make mandatory prepayments equal to 100% of (i) net cash proceeds from permitted asset sales,
(ii) debt issuances and (iii) equity issuances, subject to certain allowable exclusions for debt and equity as described in the Amended Credit Agreement. Such prepayments are generally to be applied ratably to the Revolving Credit Facility, the Tranche A Facility and the Tranche B Facility, but in certain circumstances may be applied solely as prepayments of the Revolving Credit Facility. Prepayments under the Revolving Credit Facility do not result in a mandatory reduction in borrowing capacity under such facility, but prepayments under the Term Loan Facilities do result in a mandatory permanent reduction. The Company paid $4.0 million of deferred financing costs in connection with the Amended Credit Agreement. See Item 8 - Note 8 for interest rate terms, fees and collateralized structure. As of March 31, 1999, there was $29.4 million available for borrowing under the Facilities.

         The terms of the Amended Credit Agreement include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, change of control, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding fixed charge coverage, leverage, minimum EBITDA, net worth and maintenance of the commercial paper financing program. The Company was in compliance with all loan covenants to which it was subject as of December 31, 1998. The Company's continued compliance with its loan covenants is predicated on its ability to maintain certain levels of profitability and on its ability to sell certain non-core assets. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

         In connection with the sale of the LA Metro and Chico hospitals and certain other closed facilities, the Company reduced its long-term debt by $33.6 million, $30.4 million from payments on the Revolving Credit Facility and $3.2 million from debt assumed by a purchaser of the hospitals. The Company further reduced its borrowings under the commercial paper financing program by $12.4 million with the net proceeds from the divestitures, reduced its outstanding letters of credit by $1.7 million and eliminated approximately $2.0 million in annual facility lease commitments.

         On August 31, 1998, the Company reached a settlement with PacifiCare of Utah ("PacifiCare") regarding a dispute over administration of a 1996 capitation agreement. The Company paid PacifiCare $5.5 million as a final settlement. In September 1998, the Company also entered into a settlement of litigation concerning alleged violations of certain Medicare rules. In return for the dismissal of related claims and the release of the Company from further civil or administrative monetary actions, the Company agreed to pay the Government $7.3 million, $4.0 million of which was paid on the execution of the settlement agreement on September 30, 1998 and $1.0 million of which was paid in March 1999. The balance of the settlement amount is to be paid before September 30, 1999. During 1998, the Company also settled various other disputes and litigation from which the Company received $1.8 million related to an unconsummated hospital acquisition by Champion prior to the Merger and paid $1.1 million to resolve a DHHS contract dispute and $995,000 to settle a suit involving certain insurance carriers.

         On November 25, 1998, the Company and its senior executives, Mr. Miller, Mr. VanDevender and Mr. Patterson executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. The Executive Agreement was amended in certain respects, including the elimination of certain additional payments, in connection with the proposed global settlement of the Shareholder Litigation. Under the Executive Agreement, as amended, the senior executives agreed to remain in their current management positions with the Company at least until June 30, 1999. Mr. Miller is the only senior executive who has currently expressed an intent to leave the Company immediately after June 30, 1999. Mr. VanDevender will be designated as interim CEO effective July 1, 1999.

         Pursuant to the Executive Agreement, the Company paid the senior executives $501,000 during 1998, which represented amounts due such individuals for vested benefits under the supplemental executive retirement plan ("SERP"), and the senior executives released the Company from any obligations under the SERP or any similar retirement plan. The Executive Agreement also commits the Company to pay the senior executives $4.6 million upon the earlier to occur of certain specified events, including the filing of the Company's 1998 Form 10-K, but no later than April 30, 1999. See Item 8 - Note 15 for more discussion on the effect of the agreement on the Company's financial condition and results of operations.

         On March 24, 1999, the Company executed a proposed global settlement comprised of three separate but interrelated agreements that will resolve substantially all outstanding class action and derivative lawsuits related to the Shareholder Litigation. See Part I. Item 3 - "Legal Proceedings." The settlement agreements are subject to final approval by the Court. Under the proposed settlement, among other conditions set forth involving certain other parties to the suits, the Company will contribute to a settlement fund $14.0 million in cash and approximately 1.5 million shares of common stock and reimburse certain parties' legal fees. The Company expects to fund all or nearly all of the cash portion of its contribution with proceeds from certain insurance policies. The proposed agreement will also relieve the Company of approximately $12.0 million of existing and future obligations under certain employment and consulting agreements and the supplemental executive retirement plan. In connection with a $7.2 million note payable to the Majority Shareholder wherein the Company is presently required to pay interest only on the outstanding balance, the proposed agreement provides that beginning with the annual payment due in August 2000, the Company will recommence the payment of principal in accordance with the stated terms of the note. Additionally, the Company will use its reasonable best efforts to repay outstanding amounts in arrears. The Company will also prepay the outstanding balance in certain circumstances. Lastly, the Company will pay $1.0 million in cash and 1.0 million newly issued shares of the Company's common stock in connection with the termination of a management and strategic advisory services agreement with the Former Chairman. The Company does not anticipate the settlement of the Shareholder Litigation to have a material adverse impact on the Company's liquidity. There can be no assurance that the Court will approve the settlement agreements or that the conditions contained in any such agreements will be satisfactorily fulfilled. See Item 8 - Note 18 for more complete discussion of the terms of the proposed settlement.

         The Company has an agreement with an unaffiliated trust (the "Trust") to provide up to $65.0 million in accounts receivable financing. Under such arrangement, the Company sells its eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution provides up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company's subsidiary, with the Eligible Receivables serving as collateral. The commercial paper notes have a term of not more than 120 days. Eligible Receivables sold to the Trust at December 31, 1998 and 1997 were $32.6 million and $38.3 million, respectively. As of March 31, 1999, approximately $18.2 million remained available for borrowings under the commercial paper financing program. The commercial paper financing program has been extended through October 31, 1999, and the Company expects the program to be renewed beyond 1999.

         The Company has implemented a seven-phase project plan to address the Year 2000 issue. See "Year 2000 Compliance" discussion to follow. The Company has incurred approximately $250,000 of expenses to date in connection with its Year 2000 compliance program. Based on currently available information, the Company estimates its Year 2000 total costs to range from $8.0 million to $10.0 million. The Company currently does not expect the Year 2000 costs to have a material adverse effect on its operations, liquidity, or financial condition. However, many factors are not fully known at this time and as additional information becomes available, any resulting change in the Company's initial assessment, if significant, could have a material impact on the Company's estimate.

         The Company intends to dispose of certain non-core assets and use the net proceeds of such dispositions to reduce the Company's indebtedness. Additionally, the Company has retained a financial advisor and is considering various financing alternatives including recapitalization of the Company. Realization of these objectives will allow the Company to further concentrate its efforts on core markets, as well as create additional debt capacity to expand and further integrate its presence in existing markets and to pursue acquisitions in markets compatible with the Company's overall acquisition strategy. The Company will, from time to time, consider divesting certain core assets if such disposition meets the Company's strategic objectives. The Company is currently evaluating a number of inquiries concerning its hospitals from qualified buyers. However, there can be no assurance that the Company will consummate any or all of these transactions, or that the net proceeds of any transactions consummated will result in a significant reduction of the Company's indebtedness.

         The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under the Facilities, proceeds from the sale of facilities, proceeds from the sale of hospital accounts receivable under the Company's commercial paper financing program, income tax refunds and permitted equipment leasing arrangements will be sufficient to fund future capital expenditures and working capital requirements through 1999. There can be no assurance of the Company's that the above sources will sufficiently fund the Company's liquidity needs or that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 60% to 70% of its debt as fixed rate in nature by borrowing on a long-term basis.

         The table below presents information about the Company's market-sensitive financial instruments which included primarily long-term debt and borrowings. The table presents principal cash flows ($ in 000's) and related weighted-average interest rates by expected maturity dates. The fair values of long-term debt were determined based on quoted market prices at December 31, 1998 for the same or similar debt issues.

                                                        MATURITY DATE, YEAR ENDING DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                                                                                 THERE-                  FAIR
                                  1999        2000         2001        2002         2003         AFTER       TOTAL       VALUE
                                  ----        ----         ----        ----         ----         -----       -----       -----

VARIABLE RATE DEBT -
Revolving Credit Facility
    And Term Loan
    Facilities                   $ 3,500     $  4,900    $ 43,900    $ 46,400     $ 30,282     $ 67,500     $ 196,482   $ 196,482
    Average interest rates          8.34%        8.33%       8.88%       8.84%        8.47%        8.54%
FIXED RATE DEBT -
10% Senior Subordinated
    Notes                              --          --          --          --           --      325,000       325,000     289,250
    Average interest rates             --          --          --          --           --        10.00%

    Other fixed rate debt(a)           --          --          --          --           --        7,185         7,185       6,283
    Average interest rates             --          --          --          --           --         6.51%

--------------------------------------------------------------------------------
(a) See Part I. Item 3 - "Legal Proceedings" and Item 8 - Note 18 for Shareholder Litigation settlement

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

         The Company has implemented a seven-phase project plan at each of its hospitals and corporate office to assess and address the Year 2000 issue. Additionally, the Company has contracted with a company that specializes in Year 2000 issues to assist in implementing the Company's Year 2000 plan. As part of the program, the Company is contacting its principal suppliers, vendors and payors to assess whether their Year 2000 issues, if any, will affect the Company. The first phase of the plan, which has been completed, focused on raising awareness among senior management, hospital executives and managers, and external business partners on the potential Year 2000 impact on the Company. Phase one also included the formation of a Year 2000 team to define roles and responsibilities and to establish the project timing and deliverables. Phase two entailed a comprehensive inventory assessment to identify and document all affected systems and equipment and to prioritize all inventoried items by criticality to patient care and business operations. In phase two, all hospitals and the corporate office were required to identify all principal suppliers and to estimate costs and timing for all non-compliant systems and equipment. Phase two has been completed. Phase three involves obtaining vendor certification of compliance and developing contingency plans for vendors who are no longer in business or who do not respond. Phase four includes developing test plans and compliance criteria for all patient care critical and operations critical items. Phases three and four are substantially complete. The fifth phase, which includes testing and identifying non-compliant items, is scheduled for completion in the second quarter of fiscal year 1999. Patient care and operations critical non-compliant systems and equipment will be converted and/or taken out of service, and contingency plans for potential system failure will be developed in the sixth phase of the project plan targeted for completion in the third quarter of 1999. Phase seven focuses on identifying and correcting any unpredictable malfunction in the systems and equipment. In this phase, which will be conducted in the third and fourth quarters of 1999, the Company will establish a disaster recovery team and prepare and assist system users to initiate contingency plans in the event of malfunctions. While the Company's Year 2000 plan is a multiphase project, the plan does allow for different phases to progress simultaneously.

         The Company continues to assess and revise the scope of the Year 2000 plan and has incurred approximately $250,000 in expenses to date in connection with its Year 2000 compliance program. Based on the information currently available to it, the Company estimates that total cost to be incurred, including costs incurred through December 31, 1998, for addressing all Year 2000 issues will range from $8.0 million to $10.0 million. This estimate includes approximately $6.0 million to $8.0 million of costs associated with capital projects that would have been undertaken notwithstanding the Year 2000 compliance program, but the timing of which was accelerated by one to three years in light of the program. The Company's estimate of the costs is likely to change as the Company receives more complete information. The total cost of the Company's Year 2000 compliance program is presently not expected to have a material adverse effect on its operations, liquidity or financial condition. In many cases, vendors have remediated their products at little or no cost. However, many factors, such as the number of pieces of equipment and systems with Year 2000 issues, the availability and cost of various solutions to any Year 2000 issues and the cost of replacing equipment or systems that cannot be brought into compliance or with respect to which it is more cost-effective in the long run to replace, are not fully known at this time and could have an aggregate material impact on the Company's estimate. The Company will receive additional information concerning these and other matters as it completes each phase of its Year 2000 compliance program.

         The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries which process claims and make payments for the Medicare/ Medicaid programs, (ii) insurance companies, HMOs and other private payors,
(iii) utilities which provide electricity, water, natural gas and telephone services, (iv) local community services such as "911" emergency, police, fire, and sewage treatment, (v) vendors of medical supplies and pharmaceuticals used in patient care and (vi) other service providers such as banks, insurance companies and transfer agents. As a part of its Year 2000 strategy, the Company is requesting assurance from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. If third parties fail to resolve their Year 2000 issues, such failure could have a material adverse effect on the Company's financial condition and results of operations.

         The Company will develop contingency plans to address any Year 2000 issues that may arise and anticipates completing its initial contingency plans in the third quarter of 1999. Such plans will entail, but are not limited to, outlining procedures for compliance certification from vendors who are no longer in business or who refuse to respond, developing manual procedures for patient care critical and operations critical processes, and reviewing and supplementing existing disaster plans at each of the hospitals. However, there is no assurance that the Company will be able to develop all contingency plans timely or that when developed such plans will successfully mitigate all Year 2000 issues. Accordingly, failure of such contingency plans could have a material adverse effect on the Company.

         The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenarios. While a scenario in which medical equipment fails as a result of a Year 2000 problem could lead to serious injury or death, the Company does not believe that such a scenario is likely to occur. As noted above, any piece of patient care and operations critical equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service. Furthermore, there will be a back-up plan for patient and operations critical equipment in case it unexpectedly fails. The most likely worst case scenario is that the Company will have to add resources and/or reassign existing staff during the time period leading up to and immediately following December 31, 1999, in order to address any Year 2000 issues that unexpectedly arise.

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

OTHER LITIGATION

         During 1998, the Company settled certain litigation previously reported in its 1997 Form 10-K concerning alleged violations of certain Medicare rules and claims involving certain insurance carriers (See Item 8 - Notes 4 and 15).

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

DISPOSITION OF THE PSYCHIATRIC AND OTHER LA METRO HOSPITALS

         On September 30, 1998, the Company completed its exit of the psychiatric hospital business and the metropolitan Los Angeles market with the sale of the eight LA Metro hospitals. The purchase price of approximately $33.7 million, which included the purchase of net working capital, was paid by a combination of $16.5 million in cash, the assumption of approximately $3.2 million in debt, and issuance by the purchaser of $9.9 million of secured promissory notes and an additional secured second lien subordinated note in the principal amount of $3.8 million. This subordinated note may be adjusted for any increase or decrease of net working capital and certain other adjustments. The transaction resulted in a $4.2 million reduction in amounts outstanding under the Company's Revolving Credit Facility, a $9.3 million reduction in amounts outstanding under the Company's commercial paper financing program, and the assumption by the purchaser of approximately $3.2 million in other secured debt. The Company had previously recorded impairment charges related to the LA Metro facilities; accordingly, the Company recorded no gain or loss on the sale.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

         For financial accounting purposes, a valuation allowance of $53.3 million had been recognized at December 31, 1996 to offset the deferred tax assets related to the Company's net operating losses, bad debt allowances and other accrued expenses that resulted from the significant write-downs of assets during that year. Approximately $3.0 million of the valuation allowance resulted from the Merger with the remaining valuation allowance recognized as a reduction in income tax benefits in 1996. No change in the valuation allowance was recorded in 1997. During 1998, the Company recorded a reduction in the valuation allowance of $5.1 million based on revisions to its tax planning strategies. Such revisions consider an increase in the utilization of net operating loss carryforwards due to estimated taxable gains generated from the disposition of core assets, that are strategically appropriate and consistent with the Company's overall long-term business objectives.

         In assessing the need for an amount of the valuation allowance, the Company has relied solely upon future income generated by tax planning strategies, including the divestiture of four core and all non-core hospital assets. The Company's tax planning strategies assume proceeds from divestitures based on present market conditions. In the event the Company believes these transactions will be consummated, a substantial portion of the Company's deferred tax assets will be realized. If the Company determines in the future that such tax planning strategies will not be completed or if future income generated by tax planning strategies does not prove to be sufficient to realize the benefit previously recorded due to changes in market conditions, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

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

         As discussed in Part I. Item 3 - "Legal Proceedings," the Company has reached a proposed global settlement with respect to the Shareholder Litigation. The final implementation of the proposed global settlement may result, under certain conditions, in a change of ownership that could create limitations for the Company under Section 382 of the Internal Revenue Code. This in turn may require the Company to record an additional valuation allowance against its deferred tax assets.

REGULATORY MATTERS

         Healthcare reform legislation has been proposed at both Federal and state levels. In August 1997, the President signed into law the 1997 Budget Act, which projects to produce a net savings of $115.0 billion for Medicare and $13.0 billion for Medicaid over five years. The changes in Medicare reimbursement mandated by the 1997 Budget Act include, among others, (i) no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998, (ii) a reduction in capital reimbursement rate, (iii) a conversion of payments for certain Medicare outpatient services from a cost-based approach, subject to certain limits, to a prospective payment system and (iv) phase-in reduction in reimbursement for disproportionate share and bad debt. While such changes in the Medicare program will generally result in lower payments to the Company, management expects to offset any material adverse financial impact of such changes through further cost reduction efforts and other means. However, management cannot predict the impact future reforms may have on its business, nor can there be any assurance that the Company will be able to mitigate the impact of any future reforms through additional cost reductions. Accordingly, such reforms may have a material adverse effect on the Company's results of operations, financial position or liquidity.

         On March 9, 1998, the U.S. Securities and Exchange Commission (the"SEC") entered a formal order authorizing a private investigation, In re Paracelsus Healthcare Corp., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

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

RECENT PRONOUNCEMENTS

         In March and in April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs") that are effective for financial statements for fiscal years beginning after December 15, 1998, which will apply to the Company beginning with its fiscal year ended December 31, 1999. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on the circumstances under which the costs of certain computer software should be capitalized and/or expensed. SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires such costs to be expensed as incurred instead of capitalized and amortized. The Company does not expect the adoption of either of these SOPs to have a material effect on its future results of operations.

         In 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require companies to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 is effective for all companies for fiscal years beginning after June 15, 1999. The Company expects SFAS No. 133 to have no impact on the Company's financial position or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks Associated with Financial Instruments."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----

   Paracelsus Healthcare Corporation Consolidated Financial Statements:
       Report of Independent Auditors.................................................................     38
       Consolidated Balance Sheets - December 31, 1998 and 1997.......................................     39
       Consolidated Statements of Operations - for the years ended December 31, 1998, 1997
          and 1996....................................................................................     41
       Consolidated Statements of Stockholders' Equity - for the years ended December 31,
           1998, 1997 and 1996........................................................................     42
       Consolidated Statements of Cash Flows - for the  years ended December 31, 1998,
          1997 and 1996...............................................................................     43
       Notes to Consolidated Financial Statements.....................................................     45

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Paracelsus Healthcare Corporation

We have audited the accompanying consolidated balance sheets of Paracelsus Healthcare Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paracelsus Healthcare Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Effective September 30, 1996, the Company adopted Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."







/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Houston, Texas
April 1, 1999

                        PARACELSUS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)


                                                                                        DECEMBER 31,
                                                                                  -------------------------
                                                                                    1998              1997
                                                                                  ---------       ---------

ASSETS
Current assets:
     Cash and cash equivalents ............................................       $  11,944        $  28,173
     Restricted cash ......................................................           1,029            6,457
     Marketable securities (Note 6) .......................................            --              2,157
     Accounts receivable, net of allowance for doubtful
        accounts: 1998- $40,551;  1997- $54,442 ...........................          67,332           70,675
     Supplies .............................................................          12,172           13,700
     Deferred income taxes (Note 7) .......................................           9,641           25,818
     Refundable income taxes ..............................................           7,365            7,698
     Prepaid expenses and other current assets ............................          19,386           19,329
                                                                                  ---------        ---------
        Total current assets ..............................................         128,869          174,007

Property and equipment (Notes 3 and 9):
     Land and improvements ................................................          31,783           27,022
     Buildings and improvements ...........................................         301,398          261,740
     Equipment ............................................................         186,998          141,030
     Construction in progress .............................................          11,729            9,000
                                                                                  ---------        ---------
                                                                                    531,908          438,792
Less: Accumulated depreciation and amortization ...........................        (168,009)        (130,728)
                                                                                  ---------        ---------
                                                                                    363,899          308,064

Long-term assets of discontinued operations, net (Note 3 and 4) ...........            --              3,842
Assets held for sale, net (Note 3 and 5) ..................................            --             15,182
Investment in Dakota Heartland Health System (Note 3) .....................            --             48,499
Deferred income taxes (Note 7) ............................................          43,096           25,027
Goodwill, net of accumulated amortization: 1998 - $10,637;
  1997- $5,395 (Note 3) ...................................................         136,994          121,498
Other assets ..............................................................          43,244           38,705
                                                                                  ---------        ---------

Total Assets ..............................................................       $ 716,102        $ 734,824
                                                                                  =========        =========

                        PARACELSUS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)


                                                                                  DECEMBER 31,
                                                                            -------------------------
                                                                               1998           1997
                                                                            ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................      $  41,301       $  46,722
     Due to government third parties .................................          5,950           8,409
     Accrued liabilities:
           Accrued salaries and benefits .............................         15,896          22,424
           Accrued interest ..........................................         13,670          13,559
           Other .....................................................         23,242          39,306
     Current maturities of long-term debt ............................          6,284           6,209
                                                                            ---------       ---------
        Total current liabilities ....................................        106,343         136,629

Long-term debt (Note 8) ..............................................        533,048         491,914
Other long-term liabilities (Notes 2, 13, 15 and 18) .................         42,370          64,278

Commitments and contingencies (Notes 9 and 15)

Stockholders' equity (Note 12):
     Preferred stock, $.01 par value per share, 25,000,000 shares
        authorized, none outstanding .................................           --              --
     Common stock, no stated value, 150,000,000 shares
         authorized, 55,118,000 shares outstanding in 1998 and
         55,094,000 in 1997 ..........................................        222,977         224,475
     Additional paid-in capital ......................................            390             390
     Other comprehensive income ......................................           --                12
     Accumulated deficit .............................................       (189,026)       (182,874)
                                                                            ---------       ---------
        Total stockholders' equity ...................................         34,341          42,003
                                                                            ---------       ---------

Total Liabilities and Stockholders' Equity ...........................      $ 716,102       $ 734,824
                                                                            =========       =========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000's, except per share data)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1998            1997           1996
                                                                       ---------       ---------       ---------

Net revenue .....................................................      $ 664,058       $ 659,219       $ 493,106
Costs and expenses:
  Salaries and benefits .........................................        276,200         271,300         238,074
  Other operating expenses ......................................        265,735         269,653         220,387
  Provision for bad debts .......................................         42,659          46,606          38,321
  Interest ......................................................         51,859          47,372          31,034
  Depreciation and amortization .................................         38,330          30,179          23,727
   Equity in earnings of Dakota Heartland Health  System
    (Note 3) ....................................................           --            (9,794)         (3,207)
  Impairment charges (Note 2) ...................................          1,417           7,782          72,322
  Merger costs (Note 3) .........................................           --              --            40,804
  Unusual items (Note 2) ........................................         (6,637)         (6,531)         60,521
                                                                       ---------       ---------       ---------
Total costs and expenses ........................................        669,563         656,567         721,983
                                                                       ---------       ---------       ---------
Income (loss) from continuing operations before gain on
   on sale of facilities, minority interests, income
   taxes and extraordinary loss .................................         (5,505)          2,652        (228,877)
Gain on sale of facilities ......................................          6,825            --              --
Minority interests ..............................................         (3,180)         (1,996)         (1,806)
                                                                       ---------       ---------       ---------
Income (loss) from continuing operations before income
   taxes and extraordinary loss .................................         (1,860)            656        (230,683)
Provision (benefit) for income taxes ............................            693           1,812         (76,186)
                                                                       ---------       ---------       ---------
Loss from continuing operations before
   extraordinary loss ...........................................         (2,553)         (1,156)       (154,497)
Discontinued operations (Note 4):
     Loss from operations of discontinued psychiatric
        hospitals, net ..........................................           --              --           (33,545)
     Loss on disposal of discontinued psychiatric
        hospitals, net ..........................................         (2,424)         (5,243)        (37,450)
                                                                       ---------       ---------       ---------
Loss before extraordinary loss ..................................         (4,977)         (6,399)       (225,492)

Extraordinary loss from early extinguishment of
   debt, net (Note 8) ...........................................         (1,175)           --            (7,724)
                                                                       ---------       ---------       ---------
Net loss ........................................................      $  (6,152)      $  (6,399)      $(233,216)
                                                                       =========       =========       =========

Net loss per share - basic and assuming dilution:
       Continuing operations ....................................      $   (0.05)      $   (0.02)      $   (3.94)
       Discontinued operations ..................................          (0.04)          (0.10)          (1.81)
       Extraordinary loss .......................................          (0.02)           --             (0.20)
                                                                       ---------       ---------       ---------
Net loss per share ..............................................      $   (0.11)      $   (0.12)      $   (5.95)
                                                                       =========       =========       =========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             ($ and shares in 000's)



                                                                                           OTHER          RETAINED
                                                  COMMON STOCK          ADDITIONAL      COMPREHENSIVE     EARNINGS
                                            ------------------------      PAID-IN          INCOME       (ACCUMULATED
                                             SHARES          AMOUNT       CAPITAL          (LOSS)          DEFICIT)        TOTAL
                                             ------          ------       -------          ------          --------        -----

Balance at December 31, 1995 .............         1           4,500     $     390       $     212        $   81,619     $  86,721

66,159.426-for-one stock split ...........    29,771            --            --              --                --            --
Acquisition of Champion ..................    19,762         158,449          --              --                --         158,449
Sale of common stock .....................     5,200          39,841          --              --                --          39,841
Grant of value options (Note 12) .........      --            21,642          --              --                --          21,642
Exercise of stock subscription
  rights .................................        80              40          --              --                --              40
Cash dividends to stockholder ............      --              --            --              --             (24,878)      (24,878)
Change in unrealized gains on
   marketable securities, net
   of taxes (Note 6) .....................      --              --            --              (112)             --            (112)

Net loss .................................      --              --            --              --            (233,216)     (233,216)
                                                                                         ---------        ----------     ---------
Comprehensive loss .......................                                                    (112)         (233,216)     (233,328)
                                            --------       ---------     ---------       ---------        ----------     ---------

Balance at December 31, 1996 .............    54,814         224,472           390             100          (176,475)       48,487

Exercise of stock options ................       280               3          --              --                --               3

Change in unrealized gains on
   marketable securities, net of
   taxes (Note 6) ........................      --              --            --               (88)             --             (88)
Net loss .................................      --              --            --              --              (6,399)       (6,399)
                                                                                         ---------        ----------     ---------
Comprehensive loss .......................                                                     (88)           (6,399)       (6,487)
                                            --------       ---------     ---------       ---------        ----------     ---------

Balance at December 31, 1997 .............    55,094         224,475           390              12          (182,874)       42,003

Exercise of stock options ................        17              61          --              --                --              61

Exercise of warrants .....................         7               7          --              --                --               7
Forfeiture of value options
(Notes 12 and 15) ........................      --            (1,566)         --              --                --          (1,566)
Change in unrealized gains on
   marketable securities, net of
   taxes (Note 6) ........................      --              --            --               (12)             --             (12)
Net loss .................................      --              --            --              --              (6,152)       (6,152)
                                                                                         ---------        ----------     ---------
Comprehensive loss .......................                                                     (12)           (6,152)       (6,164)
                                            --------       ---------     ---------       ---------        ----------     ---------

Balance at December 31, 1998 .............    55,118       $ 222,977     $     390       $    --          $ (189,026)    $  34,341
                                            ========       =========     =========       =========        ==========     =========



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       1998            1997            1996
                                                                                    ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................................      $  (6,152)      $  (6,399)     $ (233,216)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Depreciation and amortization ..............................................         38,330          30,179          23,727
  Impairment charges .........................................................          1,417           7,782          72,322
  Unusual items ..............................................................         (6,637)         (6,531)         60,521
  Disposal loss on discontinued operations ...................................          2,424           5,243          37,450
  Non-cash merger expenses ...................................................           --              --            16,565
  Gain on sale of facilities .................................................         (6,825)           --              --
  Deferred income taxes ......................................................            609          (4,016)        (50,955)
  Extraordinary loss .........................................................          1,175            --             7,724
  Minority interests .........................................................          3,180           1,996           1,806
  Equity in  Dakota Heartland Health System, net of distributions ............           --               (36)          5,063
  Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable ...................................................         17,363          (5,988)          5,464
        Federal income tax refunds, net ......................................            333          24,077            --
       Supplies, prepaid expenses and other current assets ...................          1,928         (10,203)        (15,246)
       Accounts payable and other accrued liabilities ........................        (52,402)        (32,109)         46,638
                                                                                    ---------       ---------      ----------
Net cash provided by (used in) operating activities ..........................         (5,257)          3,995         (22,137)
                                                                                    ---------       ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities ....................................           --              --            (4,332)
Sale of marketable securities ................................................          2,145          19,967           4,513
Maturities of held-to-maturity securities ....................................           --              --               150
Acquisitions of facilities, net of cash acquired .............................        (59,278)           --          (117,835)
Proceeds from disposal of facilities .........................................         38,219          12,201            --
Additions to property and equipment, net .....................................        (21,965)        (16,524)        (14,513)
Increase (decrease) in minority interests ....................................         (4,355)            291          (2,389)

Increase in other assets .....................................................         (5,106)         (5,945)         (6,467)
                                                                                    ---------       ---------      ----------
Net cash provided by (used in) investing activities ..........................        (50,340)          9,990        (140,873)
                                                                                    ---------       ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Facilities ...........................................         84,528          38,000         446,500
Repayments under Credit Facilities ...........................................        (35,485)        (34,593)       (342,000)
Proceeds from long-term borrowings ...........................................           --              --           336,038

Repayments of debt ...........................................................         (5,759)         (5,388)       (266,598)

Deferred financing costs .....................................................         (3,984)         (1,602)        (12,540)
Sale of common stock, net ....................................................             68            --            39,841
Dividends to shareholder .....................................................           --              --           (24,878)
                                                                                    ---------       ---------      ----------
Net cash provided by (used in) financing activities ..........................         39,368          (3,583)        176,363
                                                                                    ---------       ---------      ----------

Increase(decrease) in cash and cash equivalents ..............................        (16,229)         10,402          13,353
Cash and cash equivalents at beginning of year ...............................         28,173          17,771           4,418
                                                                                    ---------       ---------      ----------
Cash and cash equivalents at end of year .....................................      $  11,944       $  28,173      $   17,771
                                                                                    =========       =========      ==========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)

Supplemental schedule of noncash investing and financing activities:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                     1998            1997           1996
                                                                  ---------       ---------      ---------

 Details of businesses acquired in purchase transactions:
     Fair value of assets acquired .........................      $  71,217       $    --        $ 502,426
     Liabilities assumed ...................................        (11,939)           --         (220,624)
     Stock and stock options issued ........................           --              --         (163,967)
                                                                  ---------       ---------      ---------

 Cash paid for acquisitions ................................      $  59,278       $    --        $ 117,835
                                                                  =========       =========      =========

 Notes receivable from sale of hospitals ...................      $  13,698       $    --        $    --
                                                                  =========       =========      =========

 Debt assumed by purchaser of hospitals ....................      $   3,239       $    --        $    --
                                                                  =========       =========      =========

 Capital lease obligation ..................................      $   1,653       $     915      $     230
                                                                  =========       =========      =========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. Prior to August 16, 1996, the Company was wholly owned by Park-Hospital GmbH (the "Majority Shareholder"), a German Corporation wholly owned by Dr. Manfred G. Krukemeyer, the Company's former Chairman of the Board of Directors, (the "Former Chairman"). On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger") and completed an initial public equity offering. The results of Champion have been included in the operations of the Company since August 16, 1996. As of December 31, 1998, the Company operated 16 hospitals with 1,916 licensed beds in nine states. The Company also operates four skilled nursing facilities with 232 licensed beds.

         BASIS OF PRESENTATION - Certain reclassifications to the prior years' financial statements have been made to conform with current year presentation.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned or majority owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates, of which the Company owns more than 20% but not in excess of 50%, are recorded on the equity method. Minority interests represent income allocated to the minority partners' investment.

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

         RESTRICTED CASH - The Company had restricted cash of $1.0 million and $6.5 million at December 31, 1998 and 1997, respectively, for payments of fees and interest related to the commercial paper financing program and for other financial commitments (See Note 10).

         MARKETABLE SECURITIES - Marketable securities, consisting of corporate bonds, mortgage-backed bonds, government securities and equity securities, are stated at fair value and classified as available-for-sale. Unrealized gains and losses, net of tax, of available-for-sale securities are included in other comprehensive income as a component of stockholders' equity until realized. Available-for-sale securities that are available for use in current operations are classified as current assets regardless of the securities' contractual maturity dates (See Note 6).

         SUPPLIES - Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the land improvements (5-25 years), buildings and improvements (5-40 years) and equipment (3-20 years). Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs, which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Depreciation expense was $27.7 million, $22.1 million and $19.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         GOODWILL AND OTHER LONG-TERM ASSETS - Goodwill, representing costs in excess of net assets acquired, is amortized on a straight-line basis over a period of 20 to 35 years. Debt issuance costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt. Amortization expense was $10.6 million, $8.1 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company regularly reviews the carrying value of goodwill and other long-term assets in relation to the operating performance and future undiscounted cash flows of the underlying hospitals. The Company records to expense, on a current basis, any diminution in values of goodwill and other long-term assets based on the difference between the sum of the future discounted cash flows and net book value.

         NET REVENUE - Net revenue includes amounts estimated by management to be reimbursable by Medicare under the Prospective Payment System and by Medicare and Medicaid programs under the provisions of cost-reimbursement and other payment formulas. Payments for services rendered to patients covered by such programs are generally less than billed charges. Deductions from revenue are made to reduce the charges to these patients to estimated receipts based on each program's principles of payment/reimbursement. Final settlements under these programs are subject to administrative review and audit by third parties. Approximately 53.6%, 56.9% and 58.4% of gross patient revenue for the years ended December 31, 1998, 1997 and 1996, respectively, related to services rendered to patients covered by Medicare and Medicaid programs.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing (See Note 15). Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

         NET INCOME (LOSS) PER SHARE - The following table (in 000's except per share data) sets forth the computation of basic and diluted income (loss) per share from continuing operations as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

                                                                 1998             1997              1996
                                                                 ----             -----             ----

Numerator (a):
   Loss from continuing operations
     before extraordinary loss ........................      $   (2,553)      $   (1,156)      $ (154,497)
   Loss on discontinued operations ....................          (2,424)          (5,243)         (70,995)
   Extraordinary charge ...............................          (1,175)            --             (7,724)
                                                             ----------       ----------       ----------
   Net income (loss) ..................................      $   (6,152)      $   (6,399)      $ (233,216)
                                                             ==========       ==========       ==========

Denominator:
   Weighted average shares used for basic
      earnings per share ..............................          55,108           54,946           39,213
   Effect of dilutive securities:
     Employee stock options ...........................            --               --               --
                                                             ----------       ----------       ----------
   Dilutive potential common shares ...................            --               --               --
                                                             ----------       ----------       ----------
 Shares used for diluted earnings per share ...........          55,108           54,946           39,213
                                                             ==========       ==========       ==========

Loss per share - basic and assuming dilution:
   Loss from continuing operations
     before extraordinary loss ........................      $    (0.05)      $    (0.02)      $    (3.94)
   Loss on discontinued operations ....................           (0.04)           (0.10)           (1.81)
   Extraordinary charge ...............................           (0.02)            --              (0.20)
                                                             ----------       ----------       ----------
   Net loss ...........................................      $    (0.11)      $    (0.12)      $    (5.95)
                                                             ==========       ==========       ==========


-------------------------------------------------------------------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to dilutive securities.

         Weighted average number of common shares outstanding for all periods presented has been adjusted to reflect the 66,159.426-for-one stock split in conjunction with the Merger. Options to purchase 4,833,469 shares of the Company's common stock at a weighted average exercise price of $7.45 per share and warrants to purchase 414,906 shares at a weighted average exercise price of $9.00 per share were outstanding during the year ended December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         EMPLOYEE STOCK OPTIONS - The Company has elected to continue following the existing accounting rules under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. See Note 12 for certain pro forma disclosures required under SFAS No. 123, "Accounting for Stock Issued to Employees."

         COMPREHENSIVE INCOME - The Company has adopted for its fiscal year ended December 31, 1998, SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. All prior-period financial statements have been restated to reflect the adoption of this accounting standard.

NOTE 2. IMPAIRMENT CHARGES AND UNUSUAL ITEMS

         UNUSUAL ITEMS - During 1998, the Company recorded unusual items of $6.6 million ($4.0 million after-tax) consisting primarily of (i) a gain of $7.5 million resulting from the settlement with PacifiCare of Utah ("PacifiCare") regarding a dispute over administration of a 1996 capitation agreement offset by
(ii) a
net charge of $863,000 resulting from the execution of a senior executive agreement (the "Executive Agreement"), the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation.

         During 1997, the Company recorded unusual items totaling $6.5 million ($3.9 million after-tax), consisting of (i) a reduction of $15.5 million in the loss contract accrued at PHC Regional Hospital and Medical Center ("PHC Regional") based upon the most recent available operating information associated with the 1996 capitation agreement, offset by charges of (ii) $3.5 million relating to the closure of PHC Regional in June 1997, (iii) $3.0 million for settlement costs associated with a lawsuit and (iv) $2.5 million for a corporate reorganization completed in May 1997. Such charges consisted primarily of employee severance and related costs, and to a lesser extent, certain other contract termination costs. The $15.5 million reduction in the loss contract and $3.0 million charge for settlement costs were recorded in the fourth quarter of 1997.

         During 1996, the Company recorded unusual charges of $60.5 million ($40.5 million after-tax), consisting of $38.1 million for a loss contract at PHC Regional and $22.4 million for expenses related to the Special Committee's investigation and other litigation matters. The loss contract charge was based on a study conducted by the Company with the assistance of independent third party consultants, which projected future healthcare and maintenance costs under the then capitation agreement to exceed future premiums. The Special Committee was appointed by the Board of Directors to supervise and direct the conduct of an inquiry by outside legal counsel regarding, among other things, the Company's accounting and financial reporting practices and procedures for the periods prior to the quarter ended September 30, 1996.

         IMPAIRMENT CHARGES - During the fourth quarter of 1998, the Company recorded an impairment charge of $1.4 million ($836,000 after-tax) on two of its facilities in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," to reduce the book value of these facilities to their estimated fair value. The charge occurred as the result of the deterioration of the home health operations at these facilities.

         During the fourth quarter of 1997, the Company recorded an impairment charge of $7.8 million ($4.6 million after-tax) on certain of its Los Angeles metropolitan hospitals ("LA Metro") held for sale (See Notes 3 and 5) to reduce the book value of those assets to their estimated net realizable value based upon the latest available offers received from third party purchasers. During 1996, in conjunction with the Company's adoption of SFAS No. 121, the Company recorded impairment charges of $72.3 million ($48.5 million after-tax) for the write down of the long-lived assets of the following acute care hospitals: (i) $52.5 million for PHC Regional (ii) $11.9 million for four of the acute care LA Metro facilities held for sale and a related clinic and (iii) $7.9 million for two other facilities and other estimated disposition costs, based on independent third party appraisals. On September 30, 1998, the Company sold substantially all the assets of the LA Metro hospitals.

NOTE 3. ACQUISITIONS, DISPOSITIONS AND CLOSURES OF HOSPITALS

Acquisitions

         On July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as DHHS for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. The transaction was accounted for as a step purchase acquisition. As the result of this change in control, the Company has recast its Consolidated Statements of Operations to account for DHHS under the consolidated method of accounting as though the transaction had occurred at the beginning of the year. The audited consolidated financial statements of DHHS as of and for the years ended December 31, 1997 and 1996 are included in the Company's 1997 Form 10-K. The Company's results of operations for the year ended December 31, 1998, reflect minority interest of $4.1 million for the six-month period prior to the change in control. The accompanying financial statements reflect the allocation of purchase price based on the results of a third-party appraisal. Based on this appraisal, the Company recorded goodwill of $24.7 million, which is being amortized on a straight-line basis over an estimated useful life of 20 years.

         On August 16, 1996, the Company acquired Champion through the merger of a wholly-owned subsidiary of the Company with and into Champion. The Company issued approximately 19.8 million shares of its common stock in exchange for all of the issued and outstanding shares of Champion's common stock and preferred stock, and assumed all of Champion's outstanding liabilities totaling approximately $220.5 million. Additionally, outstanding options, subscription rights, warrants and convertible notes to acquire Champion's common stock were converted to similar rights to acquire approximately 1.9 million shares of the Company's common stock. The total purchase price, including all costs associated with the transaction and liabilities assumed, was approximately $394.4 million. The Merger was accounted for using the purchase method of accounting. The Company recorded goodwill of $103.5 million, which is being amortized on a straight-line basis over an estimated useful life of 35 years.

         The Company incurred approximately $56.2 million in Merger costs, of which $40.8 million was expensed and $15.4 million was capitalized as part of the purchase price of Champion. Merger costs of $40.8 million consisted primarily of cash payments, provision for benefits and grants of stock options to certain executives and employees of the Company in accordance with the Merger terms (See Notes 12, 13 and 18) and corporate office consolidation costs. Capitalized merger costs of $15.4 million consisted primarily of payments for legal and other closing costs, cash payments and benefits provided to certain former Champion executives.

         On May 17, 1996, the Company acquired PHC Regional, including certain current assets, for approximately $71.0 million in cash. The Company financed the acquisition with amounts borrowed under the then existing credit facility. In connection with the adoption of SFAS No. 121 and the significant operating losses recognized at this facility since its acquisition date, the Company, in conjunction with an independent appraisal, recorded an impairment charge of $52.5 million ($35.2 million after-tax) on December 31, 1996 (See Note 2), including initially recorded goodwill of $15.8 million. The results of operations of PHC Regional have been included in the operations of the Company since May 17, 1996. See "Dispositions and Closures" below.

         On May 17, 1996, the Company acquired Pioneer Valley Hospital in West Valley City, Utah; Davis Hospital and Medical Center in Layton, Utah and Santa Rosa Medical Center in Milton, Florida from another healthcare company. In exchange, the other party received the Company's Peninsula Medical Center in Ormond Beach, Florida; Elmwood Medical Center in Jefferson, Louisiana; Halstead Hospital in Halstead, Kansas and $38.5 million in cash, net of a working capital differential. The Company also purchased the real property of Elmwood and Halstead from a real estate investment trust ("REIT"), exchanged the Elmwood and Halstead real property for the Pioneer real property and then sold the Pioneer real property to the REIT. The acquisition of these facilities was accounted for as a purchase transaction. The Company financed the acquisition from borrowings under the then existing revolving line of credit. The Company recorded goodwill of $15.2 million, which is being amortized on a straight-line basis over an estimated useful life of 20 years. The results of the acquired hospitals have been included in the operations of the Company since May 17, 1996. No material gain or loss was recorded on the hospitals exchanged.

Dispositions and Closures

         On December 29, 1998, the Company terminated the lease and closed Cumberland River Hospital South, a 41-bed acute care facility in Gainesboro, Tennessee. The closure had no significant impact to the Company's financial position or results of operations.

         On September 30, 1998, the Company completed the sale of substantially all of the assets of the eight LA Metro hospitals (527 licensed beds and one previously closed hospital). The purchase price of approximately $33.7 million, which included the purchase of net working capital, was paid by a combination of $16.5 million in cash, the assumption of approximately $3.2 million in debt, and issuance by the purchaser of $9.9 million of secured promissory notes and an additional secured second lien subordinated note in the principal amount of $3.8 million. The Company had previously recorded impairment charges related to the LA Metro facilities; accordingly, the Company recorded no gain or loss on the sale.

         On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico hospitals") for $25.0 million in cash plus working capital and the termination of a facility operating lease and related letter of credit. The Company recognized a pretax gain of $7.1 million on the disposition. Such amount is reflected in "Gain on sale of facilities" in the accompanying Consolidated Statements of Operations.

         In June 1997, the Company closed PHC Regional as a result of continuing losses under the capitation agreement with PacifiCare. In August 1997, the Company executed an Amended and Restated Provider Agreement with PacifiCare, retroactive to July 1, 1997, to (i) receive payment for services provided to enrollees on a per diem basis instead of a capitation basis; (ii) revise the contract term from 15 years to 5 years ending in June 2002; (iii) no longer provide exclusive service to enrollees; and (iv) agree on a mechanism to resolve disagreements regarding the administration of the capitation agreement prior to July 1, 1997. Following the completion of this process in August 1998, the Company paid PacifiCare $5.5 million as a final settlement under the capitation agreement. The Company had previously recorded a loss contract charge based on a study conducted by the Company and independent third party consultants. Unusual items for the year ended December 31, 1998 included a $7.5 million gain ($4.4 million, after-tax), which represents the excess of the loss contract accrual over the settlement payment.

         On May 15, 1997, a wholly owned subsidiary of the Company entered into a joint venture with a group of physicians in which the subsidiary leased the 55-bed Orange County Hospital of Buena Park ("Buena Park") and the 85-bed Bellwood General Hospital in Bellflower, California to a limited liability company formed by the joint venture. The subsidiary owned a 51% interest in the joint venture. Operating results of Buena Park subsequent to the formation of the joint venture are included in income from continuing operations. This facility, among other LA Metro hospitals, was sold in September 1998, as discussed above.

         On April 28, 1997, the Company completed the sale of two psychiatric facilities, the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana.
No gain or loss was recognized in connection with this divestiture.

         On January 31, 1997, the Company closed the 104-bed Orange County Community Hospital of Orange and consolidated services into Buena Park.

         On March 15, 1996, the Company closed the 119-bed Desert Palms Community Hospital in Palmdale, California and sold its remaining assets in July 1998. The sale had no significant impact on the Company's financial position or results of operations.

Unaudited Pro Forma Financial Data

         The following unaudited pro forma financial information for the years ended December 31, 1998 and 1997 (dollars in thousands, except per share amounts) assumes the disposition of the LA Metro and Chico hospitals and the acquisition of DHHS occurred on January 1, 1997. Accordingly, the pro forma information excludes the $7.1 million gain recognized by the Company on the disposition of the Chico hospitals. The unaudited pro forma financial information below does not purport to present the financial position or results of operations of the Company had the above transactions occurred on the date specified, nor are they necessarily indicative of results of operations that may be expected in the future. Earnings before extraordinary charge, interest, taxes, depreciation, amortization, unusual items, impairment charges and gain on the sale of facilities ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles.

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998  (UNAUDITED)
                                     -------------------------------------------------------------------------------
                                                          Chico
                                                         Hospital           DHHS          LA Metro
                                                        Pro Forma        Pro Forma        Pro Forma      Company Pro
                                      As Reported         Adj.(a)          Adj.(b)          Adj.(c)         Forma
                                     ------------       ----------      ------------      ---------      -----------

Net revenue                          $    664,058       $ (18,873)      $       --        $ (58,000)      $ 587,185
                                     ============       =========       ============      =========       =========

Adjusted EBITDA                      $     76,284       $  (3,826)      $      4,141      $     (40)      $  76,559
                                     ============       =========       ============      =========       =========

Loss before
  income taxes,
  discontinued
  operations and
  extraordinary charge               $     (1,860)      $  (8,911)      $        672      $     925       $  (9,174)
                                     ============       =========       ============      =========       =========

Loss before
  extraordinary loss and
  discontinued operations            $     (2,553)      $  (5,258)      $        397      $     546       $  (6,868)
                                     ============       =========       ============      =========       =========

Net loss                             $     (6,152)      $  (5,258)      $        397      $   2,970       $  (8,043)
                                     ============       =========       ============      =========       =========
Loss per share - basic
     assuming dilution:
     Loss before
       discontinued
       operations and
       extraordinary charge          $      (0.05)                                                        $   (0.12)
                                     ============                                                         =========
     Net loss per share              $      (0.11)                                                        $   (0.15)
                                     ============                                                         =========

-----------------------------------
(a) Pro forma adjustments to reflect the disposition of the Chico hospitals, including the removal of the $7.1 million gain on sale of such facilities.
(b) Pro forma adjustments to Adjusted EBITDA reflect the reversal of minority interest and an increase in depreciation and amortization expense.
(c) Pro forma adjustments to reflect the disposition of the LA Metro hospitals, including the addition of $1.4 million of interest income on notes receivable and the removal of the $2.4 million loss from discontinued operations from certain of those facilities.

                                                     FOR THE YEAR ENDED DECEMBER 31, 1997  (UNAUDITED)
                                         ------------------------------------------------------------------------------
                                                            Chico
                                                           Hospital          DHHS          LA Metro
                                         As Reported       Pro Forma       Pro Forma       Pro Forma        Company Pro
                                                            Adj.(a)         Adj.(b)         Adj.(c)            Forma
                                         -----------      -----------      ---------       ---------       -----------

Net revenue                                $ 659,219       $ (33,751)      $  99,927       $ (94,474)      $   630,921
                                           =========       =========       =========       =========       ===========

Adjusted EBITDA                            $  79,458       $  (2,245)      $  13,189       $  (4,337)      $    86,065
                                           =========       =========       =========       =========       ===========

Income before
    income taxes and
    discontinued operations                $     656       $   1,330       $   1,167       $   4,818       $     7,971
                                           =========       =========       =========       =========       ===========

Income (loss) before
    discontinued operations                $  (1,156)      $     784       $     690       $   2,842       $     3,160
                                           =========       =========       =========       =========       ===========

Net income (loss)                          $  (6,399)      $     784       $     690       $   8,085       $     3,160
                                           =========       =========       =========       =========       ===========

Income (loss) per share-
    basic and assuming dilution:
    Income (loss) before
    discontinued operations                $   (0.02)                                                      $      0.06
                                           =========                                                       ===========

     Net income (loss)                     $   (0.12)                                                      $      0.06
                                           =========                                                       ===========

-----------------------------------
(a) Pro forma adjustments to reflect the dispositions of the Chico hospitals.
(b) Pro forma adjustments to reflect DHHS acquisition.
(c) Pro forma adjustments to reflect the dispositions of the LA Metro hospitals including the addition $1.4 million in interest income from notes receivable and the removal of a $5.2 million loss on discontinued operations on certain of those facilities.

NOTE 4. DISCONTINUED OPERATIONS

         With the sale of the LA Metro facilities in September 1998, the Company completed its previously announced plan to exit the psychiatric hospital business. Such operations had been reported as discontinued operations since September 1996. Prior to their disposition, the net assets related to the LA Metro psychiatric facilities were segregated on the Company's Consolidated Balance Sheet as "Long- term assets of discontinued operations, net."

         In September 1998, the Company recorded a $2.4 million charge (net of tax benefit of $1.7 million) as "Loss on disposal of discontinued psychiatric hospitals, net" to reflect the settlement of litigation concerning violations of certain Medicare rules alleged by two former hospital employees ("the relators") filed in October 1995. Concurrent with the settlement, the United States Government intervened in the case as to certain of the claims against the Company and other related entities and individuals. The claims primarily concerned the LA Metro psychiatric hospitals. The United States dismissed the claims with prejudice and released the Company, its subsidiaries, its current and former directors and employees, and related others from civil or administrative monetary actions related to the claims. In return, the Company agreed to pay the Government $7.3 million, $4.0 million of which was paid on the execution of the settlement agreement on September 30, 1998 and the balance to be paid over a one-year period. The Company also reached a complete and final resolution of all issues in a settlement with the relators, which included a dismissal with prejudice by the relators of the entire complaint as to the Company and others. The Company reported the excess of the settlement over amounts previously accrued as "Discontinued Operations - Loss on disposal of discontinued psychiatric hospitals, net" in the 1998 Consolidated Statement of Operations.

         During 1996, the Company recorded an estimated loss on disposal of the discontinued operations of $37.5 million (no income tax benefit - see table below) to reduce the related assets to their estimated net realizable value and to accrue for estimated operating losses during the phase out period. During the fourth quarter of 1997, the Company recorded an additional estimated disposal loss of $5.2 million (net of income tax benefits of $3.7 million), of which $1.9 million was for a further write down of assets to their estimated net realizable value based upon most recent offers from third party purchasers and $3.3 million for charges relating to outstanding litigation matters. During 1998 and 1997, in accordance with APB No. 30, losses of $4.4 million and $1.1 million, respectively, from operations of the discontinued psychiatric hospitals were charged to the disposal loss accrual previously established in September 1996. Accordingly, such losses were not reflected in the Consolidated Statement of Operations.

         During 1996, the Company recorded a charge for settlement costs totaling $22.4 million regarding two lawsuits, of which $19.9 million was related to a case involving the operation of its psychiatric programs. Such charge consisted primarily of settlement payments, legal fees and the write off of certain psychiatric accounts receivable. Operating results of the discontinued operations for the year ended December 31, 1996, including the settlement charge of $19.9 million but excluding the estimated disposal loss, have been reported separately as "Discontinued operations - Loss from operations of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations. Summarized operating financial data for the discontinued psychiatric care line of business for the year ended December 31, 1996 is as follows ($ in 000's):

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                                  1996(a)
                                                                               ------------

              Net revenue...............................................        $  37,323
              Operating loss (b)........................................          (14,892)
                 Loss from operations before income tax benefit.........          (33,545)
              Income tax benefit (c)....................................            --
              Net loss from operation of discontinued operations........          (33,545)

--------------------
(a) Represents operating results for the nine months ended September 30, 1996. Operating results for the three months ended December 31, 1996 and estimated operating losses through the expected disposition date have been included in "Discontinued operations - Loss on disposal of discontinued psychiatric hospitals, net" in the Consolidated Statements of Operations.
(b) Operating loss was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.
(c) No income tax benefits were recognized on loss from discontinued operations in 1996 as a result of recording a valuation allowance on deferred tax assets.

NOTE 5. ASSETS HELD FOR SALE

         With the sale of the LA Metro facilities in September 1998, the Company completed its plan to dispose of the under performing hospitals in that area. Prior to disposition, the net assets related to these facilities were segregated on the Company's Consolidated Balance Sheet as "Assets held for sale, net."

         Operating results of the LA metro hospitals included in the Consolidated Statements of Operations are as follows ($ in 000's):

                                                      NINE MONTHS
                                                         ENDED              YEARS ENDED
                                                     SEPTEMBER 30,          DECEMBER 31,
                                                         1998            1997          1996
                                                         ----            ----          ----

   Net revenue..................................      $ 59,393         $ 95,864      $ 92,518
   Operating income (loss)(a)...................         1,434            5,726        (6,440)

-------------------
(a) Operating income (loss) was derived by subtracting from net revenue, salaries and benefits, provision for bad debts and other operating expenses.

         During 1996, in conjunction with the disposition plan of these hospitals and the Company's adoption of SFAS No. 121, the Company recorded an impairment charge of $11.9 million ($8.0 million after-tax) to reduce the net assets of four of these facilities and a related clinic to their estimated fair value. During 1997, the Company recorded an additional impairment charge of $7.8 million ($4.6 million after-tax) to further write down assets of these facilities to their estimated net realizable value based upon the most recent offers from third party purchasers.

NOTE 6. MARKETABLE SECURITIES

         In January 1997, the Company ceased all underwriting activity of its wholly-owned insurance subsidiary, Hospital Assurance Company Ltd. (`HAC") and placed it into runoff (See Note 15). HAC paid a dividend to the Company thereupon leaving a minimum capital surplus to runoff workers' compensation liabilities relating to California and Texas exposures for fiscal years 1993, 1994 and 1995. The Company then received all assets and assumed all other liabilities of HAC. During 1998 and 1997, the Company liquidated all of HAC's investment in marketable securities since such holdings were no longer required for statutory purposes. The Company received proceeds from maturities or sales of fixed maturity securities totaling $2.1 million, $20.0 million and $4.5 million during 1998, 1997 and 1996, respectively. The Company recognized gains in connection with such dispositions of $42,000, $61,000 and $84,000 in 1998, 1997 and 1996, respectively.

         As of December 31, 1998, the Company has no investment in marketable securities. The following table summarizes marketable securities, with fair value based on quoted market prices, at December 31, 1997 ($ in 000's):

                                                                        DECEMBER 31, 1997
                                                     ---------------------------------------------------------
                                                                      GROSS        GROSS         ESTIMATED
                                                       AMORTIZED   UNREALIZED    UNREALIZED        FAIR
                                                         COST         GAINS        LOSSES          VALUE
                                                         ----         -----        ------          -----

Available-for-sale securities:
  Corporate bonds ................................      $   559      $    14       $  --         $   573
  U.S. Government notes ..........................          100            3          --             103
  Mortgage-backed bonds ..........................          870         --             (15)          855
   Obligations of states and municipalities ......          608           18          --             626
                                                        -------      -------       -------       -------
                                                        $ 2,137      $    35       $   (15)      $ 2,157
                                                        =======      =======       =======       =======

NOTE 7. INCOME TAXES

         The provision for income taxes consists of the following ($ in 000's):

                                                                         YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     1998          1997           1996
                                                                  --------       --------       --------
Continuing operations:
Current:
   Federal .................................................      $   --         $   --         $ (18,852)
   State ...................................................            84            813          (3,075)
Deferred:
   Federal .................................................           520            853         (44,162)
   State ...................................................            89            146         (10,097)
                                                                  --------       --------       ---------
Total income tax provision (benefit) from continuing
 operations ................................................           693          1,812         (76,186)

Discontinued operations ....................................        (1,685)        (3,644)           --

Extraordinary losses .......................................          (816)          --              --
                                                                  --------       --------       ---------

Total income tax benefit ...................................      $ (1,808)      $ (1,832)      $ (76,186)
                                                                  ========       ========       =========

         During 1992, the Company changed its method of reporting income for tax purposes from cash to accrual basis. Under the cash basis, the Company deferred approximately $72.0 million of taxable income for periods ending prior to October 1, 1991. Of the amounts deferred, $16.8 million was included in taxable income of year ended December 31, 1996. As of December 31, 1996, all income that had been deferred by the use of cash-basis accounting had been included in taxable income.

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations ($ in 000's):

                                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                      1998         %            1997         %           1996           %
                                                      ----         -            ----         -           ----           -

Federal statutory rate ......................      $   (651)      (35.0)      $    230       35.0     $ (80,739)      (35.0)

State income taxes, net of Federal
  income tax benefit ........................          (112)       (6.0)            39        6.0       (14,640)       (6.3)
Non-deductible merger and litigation
  settlement costs (a) ......................         5,068       272.5           --         --             897         0.4

Non-deductible goodwill amortization ........         1,488        80.0          1,543      235.3           571         0.2

Adjustment to valuation allowance (b) .......        (5,100)     (274.2)          --         --          17,725         7.7
                                                   --------      ------       --------      -----     ---------       -----
Effective income tax rate ...................      $    693        37.3       $  1,812      276.3     $ (76,186)      (33.0)
                                                   ========      ======       ========      =====     =========       =====

----------------------------------
(a) In 1998, certain liabilities relating to the Shareholder Litigation were recharacterized as non-deductible for federal income tax purposes as a result of the proposed global settlement (See Note 18).
(b) See discussion on adjustment to valuation allowance below.

         The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets and liabilities are comprised of the following ($ in 000's):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998             1997
                                                              ---------        ---------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation ............................       $  13,318        $   3,684
                                                              ---------        ---------
     Total deferred tax liabilities ...................          13,318            3,684
                                                              ---------        ---------

DEFERRED TAX ASSETS:
  Allowance for bad debts .............................          (8,548)         (19,923)
  Accrued expenses ....................................         (17,180)         (47,629)
  Net operating losses ................................         (68,467)         (21,600)
  Other - net .........................................         (20,041)         (18,658)
                                                              ---------        ---------
     Total deferred tax assets ........................        (114,236)        (107,810)
  Valuation allowance against deferred tax assets .....          48,181           53,281
                                                              ---------        ---------
     Net deferred tax assets ..........................         (66,055)         (54,529)
                                                              ---------        ---------

Net deferred tax assets ...............................         (52,737)         (50,845)
Less: Current deferred tax assets .....................          (9,641)         (25,818)
                                                              ---------        ---------
Long-term deferred tax assets .........................       $ (43,096)       $ (25,027)
                                                              =========        =========

         For financial reporting purposes, the Company recorded valuation allowances of $48.2 and $53.3 million as of December 31, 1998 and 1997, respectively, to offset deferred tax assets principally related to the Company's net operating losses, bad debt allowances and other accrued expenses. The Company considers prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 1997 the Company assumed $45.8 million of benefit attributable to tax planning strategies, primarily through the sale of appreciated non-core hospital assets. The Company also assumed a $5.0 million benefit related to future taxable income. During 1998, the Company reduced the valuation allowance by $5.1 million based upon revisions to its tax planning strategies, of which approximately $1.9 million is anticipated to be realized in future periods. Such revisions consider an increase in the utilization of net operating loss carryforwards due to estimated taxable gains generated from the disposition of certain core hospitals that are strategically appropriate and consistent with the Company's overall long-term business objectives. As of December 31, 1998, the Company assumed $52.7 million of benefit attributable to tax planning strategies, solely through the sale of all non-core and four core hospital assets. The Company also assumed no benefit related to future taxable income. The Company's tax planning strategies assume proceeds from divestitures based on present market conditions. If the Company were to determine that any such tax planning strategies could not be implemented or if future income generated from tax planning strategies does not prove to be sufficient to realize the benefit previously recorded due to changes in market conditions, an adjustment to the deferred tax asset of up to $52.7 million would be charged in the period of such determination.

         At December 31, 1998, the Company has net operating loss carryforwards of $167.0 million, inclusive of $24.0 million acquired from Champion in the Merger, for U.S. Federal income tax purposes that will expire in 2010. All Champion net operating losses can only be used to offset the separate Company income from the Champion group. In addition, as a result of the change in ownership of the Champion group at August 16, 1996, the Champion net operating losses are also limited under Section 382 of the Internal Revenue Code.

         As discussed in Note 18, the Company has reached a proposed global settlement with respect to the Shareholder Litigation. The final implementation of the proposed global settlement may, under certain conditions, result in a change of ownership that could create further limitations for the Company under
Section 382 of the Internal Revenue Code. This in turn may require the Company to record an additional valuation allowance against its deferred tax assets.

         The Company received income tax refunds, net of payments, of $333,000 and $24.1 million in 1998 and 1997, respectively, and paid income taxes, net of refunds, of $1.0 million during 1996.

NOTE 8. LONG TERM DEBT

         The Company's long-term debt consists of the following ($ in 000's):

                                                            DECEMBER 31,
                                                    --------------------------
                                                       1998             1997
                                                    ---------        ---------

Revolving Credit Facility ...................       $  83,282        $ 149,238
Term Loan Facilities ........................         113,200             --
10% Senior Subordinated Notes ...............         325,000          325,000
6.51% Subordinated Note .....................           7,185            7,185
Capital lease obligations (See Note 9) ......           9,500            9,434
Other .......................................           1,165            7,266
                                                    ---------        ---------
                                                      539,332          498,123
Less current maturities .....................          (6,284)          (6,209)
                                                    ---------        ---------
Total long-term debt ........................       $ 533,048        $ 491,914
                                                    =========        =========

         REVOLVING CREDIT FACILITY - On March 30, 1998, the Company entered into an Amended and Restated Credit Agreement, which was subsequently amended on June 15, 1998 ("the Amended Credit Agreement"), to provide total commitments of $140.0 million under a Revolving Credit Facility and $115.0 million in term loans (the "Term Loan Facilities") consisting of a five-year $45.0 million Term Loan Facility ("Tranche A Facility") and a six-year $70.0 million Term Loan Facility ("Tranche B Facility"). The Revolving Credit Facility is available for general corporate purposes, including funding working capital needs, permitted acquisitions and capital expenditures and the issuance of letters of credit up to $25.0 million. It is subject to mandatory quarterly reductions of $9.5 million, commencing on March 31, 2001, and a limit of $50.0 million available for working capital needs. The Term Loan Facilities replaced existing indebtedness of the Company under its prior Credit Facility. The Tranche A Facility principal is payable in quarterly installments ranging from $600,000 to $2.5 million with a final balloon payment of $22.5 million due on March 31, 2003. The Tranche B Facility principal is payable in annual installments of $500,000 with a final balloon payment of $67.5 million due on March 31, 2004. The Company is further required to make mandatory prepayments equal to 100% of
(i) net cash proceeds
from permitted asset sales, (ii) debt issuances and (iii) equity issuances, subject to certain allowable exclusions for debt and equity as described in the Amended Credit Agreement. Such prepayments are generally to be applied ratably to the Revolving Credit Facility, the Tranche A Facility and the Tranche B Facility (collectively the "Facilities"), but in certain circumstances may be applied solely as prepayments of the Revolving Credit Facility. Prepayments under the Revolving Credit Facility do not result in a mandatory reduction in borrowing capacity under such facility, but prepayments under the Term Loan Facilities do result in a mandatory permanent reduction.

         Borrowings under the Revolving Credit Facility and the Tranche A Facility bear interest at the Company's option, at (i) LIBOR plus a margin ranging from 1.25% to 2.75% or (ii) the prime rate plus a margin ranging from 0.0% to 1.25%. Borrowings under the Tranche B Facility bear interest at LIBOR plus 2.75% and may be reduced in certain circumstances. The Company is required to pay annual commitment fees ranging from .25% to .50% of the unused portion of the Revolving Credit Facility. Letters of credit issued under the Revolving Credit Facility require annual fees equal to the effective LIBOR margin and are to be paid quarterly in arrears. As of December 31, 1998, the Company had outstanding borrowings of $83.3 million under the Revolving Credit Facility, $43.2 million under the Tranche A Facility and $70.0 million under the Tranche B Facility. The weighted average borrowing rates for the year ended December 31, 1998 were 8.96%, 8.31% and 8.54% under the Revolving Credit Facility, Tranche A and Tranche B, respectively. The Company also had outstanding letters of credit of $17.8 million as of December 31, 1998.

         The Facilities are secured by the right of lenders to a first priority lien in certain of the real and personal properties of the Company and its subsidiaries and a first priority interest in the capital stock of all of the Company's present and future subsidiaries, except for the Excluded Subsidiaries as defined in the Amended Credit Agreement.

         During the first quarter ended March 31, 1998, the Company recognized an extraordinary charge for the write-off of deferred financing costs of $1.2 million, net of tax benefits of $817,000, relating to the Credit Facility in existence prior to March 30, 1998.

         During 1996, the Company recognized an extraordinary loss for the write-off of deferred loan costs of $1.7 million, no tax benefit, relating to the credit facility in existence prior to August 1996. No tax benefit was recognized on this charge due to the recording of a valuation allowance.

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

         6.51% SUBORDINATED NOTE - Pursuant to an agreement in conjunction with the Merger, the Majority Shareholder received a $7.2 million 6.51% subordinated note from the Company. The note provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years. The Majority Shareholder waived its right to receive principal payments under the note until all obligations of the Company under the Amended Credit Agreement have been satisfied. See Note 18 for discussion of a proposed reinstatement of the stated terms in connection with the Shareholder Litigation settlement. When the proposed global settlement becomes effective after court approval, the Company will recommence payments of principal on the stated terms of the note and use its reasonable best efforts to repay outstanding amounts in arrears. The Company will prepay the outstanding balance in certain circumstances.

         OTHER DEBT - Other debt at December 31, 1998 and 1997 consists primarily of mortgage notes and other collateralized and unsecured notes. These obligations mature in various installments through 2016 at interest rates ranging from 8.8% to 10.0% as of December 31, 1998 and 1997.

         The terms of the various debt agreements include certain restrictive covenants. Among other restrictions, the covenants include limitations on investments, borrowings, liens, change of control, acquisitions and dispositions of assets and transactions with affiliates, and require maintenance of certain ratios regarding fixed charge coverage, leverage, minimum EBITDA, net worth and maintenance of the commercial paper financing program (See Note 10). The Company may declare and pay cash dividends in an aggregate amount not to exceed $250,000 in connection with a merger consummated by Champion prior to its acquisition by the Company. Under certain circumstances, the Company may repurchase its own common stock from directors, officers and employees in an aggregate amount not to exceed $1.0 million per year. The Company was in compliance with all loan covenants to which it was subject as of December 31, 1998. The Company's continued compliance with its loan covenants is predicated on its ability to maintain certain levels of profitability and on its ability to sell certain non-core assets. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

         Maturities of long-term debt outstanding as of December 31, 1998 for the next five years and thereafter are ($ in 000's):

1999 .................................         $   6,284
2000 .................................             6,123
2001 .................................            44,875
2002 .................................            46,827
2003 .................................            30,678
Thereafter ...........................           404,545
                                               ---------
  Total                                        $ 539,332
                                               =========

         The Company paid interest of $51.7 million, $46.4 million and $20.0 million during 1998, 1997 and 1996, respectively.

NOTE 9. LEASES

         The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments as of December 31, 1998, including amounts relating to leased hospitals, for the next five years and thereafter are ($ in 000's):

               YEARS ENDED DECEMBER 31,                  OPERATING     CAPITAL
               -----------------------                   ---------     -------

  1999............................................      $   14,563    $   2,220
  2000............................................          13,546        1,519
  2001............................................          12,875        1,284
  2002............................................          12,676        1,212
  2003............................................          12,059          660
  Thereafter......................................          10,354        6,106
                                                         ---------    ---------
  Total minimum future payments...................       $  76,073       13,001
                                                         =========
  Less amount representing interest...............                       (3,501)
                                                                      ---------
                                                                          9,500
  Less current portions...........................                       (2,220)
                                                                      ----------
  Long-term capital lease obligations.............                    $   7,280
                                                                      =========

         The following summarized amounts relate to assets leased by the Company under capital leases ($ in 000's):

                                                                DECEMBER 31,
                                                          -----------------------
                                                            1998           1997
                                                          -------        --------

  Property, plant & equipment.....................        $ 8,316        $  6,612
  Accumulated depreciation........................         (3,129)         (2,419)
                                                          -------        --------
     Net book value...............................        $ 5,187        $  4,193
                                                          =======        ========

         Depreciation of assets under capital leases is included in depreciation and amortization in the Consolidated Statements of Operations. Rental expense was $23.2 million, $25.6 million and $20.1 million for 1998, 1997 and 1996, respectively.

NOTE 10. SALE OF ACCOUNTS RECEIVABLE

         A subsidiary of the Company has an agreement with an unaffiliated trust (the "Trust") to sell the Company's hospital eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust. A special purpose subsidiary of a major lending institution provides up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company's subsidiary, with the Eligible Receivables serving as collateral. The commercial paper notes have a term of not more than 120 days. Eligible receivables sold to the Trust at December 31, 1998 and 1997 were $32.6 million and $38.3 million, respectively. Interest expense charged to the Trust related to the commercial paper financing is passed through to the Company and included as interest expense in the Company's Consolidated Statement of Operations. Interest expense incurred by the Company related to this program was $2.0 million, $2.5 million and $3.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The commercial paper financing program has been extended through October 31, 1999, and the Company expects the program to be renewed beyond 1999.

NOTE 11. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of investments in marketable securities and accounts receivable. As of December 31, 1998, the Company has no investments in marketable securities (see Note 6). Credit risk on accounts receivable is limited because a majority of the receivables are due from governmental agencies, commercial insurance companies and managed care organizations. The Company continually monitors and adjusts its reserves and allowances associated with these receivables.

         FAIR VALUES OF FINANCIAL INSTRUMENTS - All financial instruments are held for purposes other than trading. The estimated fair values of all financial instruments, other than marketable securities and long-term debt, approximated their carrying amounts due to the short-term maturity of these instruments. The carrying amount and fair value of marketable securities held as of December 31, 1997, are disclosed at Note 6. The carrying amount and fair value of long-term debt are as follows ($ in 000's):

                                                                           DECEMBER 31,
                                                  ------------------------------------------------------------
                                                              1998                           1997
                                                   --------------------------    -----------------------------
                                                     CARRYING          FAIR          CARRYING          FAIR
                                                      AMOUNT          VALUE           AMOUNT          VALUE
                                                      ------          -----           ------          -----

  Long-term Debt:
      Revolving Credit Facility .............       $  83,282       $  83,282       $ 149,238       $ 149,238
       Term Loan Facilities .................         113,200         113,200            --              --
      10% Senior Subordinated Notes .........         325,000         289,250         325,000         331,500
      6.51% Subordinated Note ...............           7,185           6,283           7,185           6,790

         The fair values of the Revolving Credit Facility and the Term Loan Facilities approximated the carrying amounts since the interest rate is based on a current market rate. The fair value of the Notes was based on the quoted market price. The fair value of the remaining debt was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

NOTE 12. STOCKHOLDERS' EQUITY

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

         Pursuant to the Shareholder Protection Rights Agreement, the Company designated 1.5 million of its 25.0 million authorized preferred shares as Participating Preferred Stock ("Preferred Share") and paid a dividend of one Preferred Share purchase right ("Right") for each outstanding share of the Company's common stock to stockholders of record as of August 15, 1996. Each Preferred Share will be entitled to an aggregate quarterly dividend equal to the greater of 25% of each Right's exercise price or 100 times the quarterly dividend declared on the Company's common stock. In the event of liquidation, the holder of each Preferred Share will be entitled to receive a liquidation payment of $100 per share plus any accrued but unpaid dividends. Each Preferred Share will have 100 votes, voting together with the common stock. No Preferred Shares are currently outstanding. Each Right entitles the registered holder to purchase from the Company, one one-hundredth of a Preferred Share at a price of $42.50, subject to an adjustment that could include the right to acquire, subject to certain conditions, common stock in the Company or such other entity with which the Company engages in certain types of transactions, such as a merger. The Rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 25% or more of the Company's outstanding shares of common stock (i.e., becomes an "Acquiring Person" as defined in the related Rights Agreement). The Rights, which expire on August 16, 2006, are redeemable in whole, but not in part, at the Company's option at a price of $.01 per Right at any time before such dates specified in the Rights Agreement in relation to a person becoming an Acquiring Person. The Company will terminate the Shareholder Protection Rights Agreement upon the final approval of the settlement related to the Shareholder Litigation as discussed in Note 18.

         In connection with the August 1996 Merger, all 450 outstanding shares of the Company's common stock, which were solely owned by the Majority Shareholder, were split into an aggregate of 29.8 million shares as a result of a 66,159.426-for-one stock split. Upon the consummation of the Merger, each share of Champion common and preferred stock was exchanged for one and two shares of the Company's common stock, respectively. Accordingly, the Company issued 19.8 million shares of its common stock in connection with such exchange. On August 16, 1996, the Company's common stock began trading on the New York Stock Exchange under the symbol "PLS."

         During the 1996 period prior to the Merger, the Company paid cash dividends of $3.8 million to the Majority Shareholder. In conjunction with the Merger, the Company declared a dividend of $21.1 million to the Majority Shareholder, which was paid on August 30, 1996. After receipt of the $21.1 million dividend and accrued interest of $104,000, and pursuant to a related agreement, the Majority Shareholder paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, the Majority Shareholder loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (See Note 8).

         On August 16, 1996, the Company completed a sale of 5.2 million shares of its common stock at $8.50 per share. Net proceeds of $39.8 million were used along with proceeds from the Notes offering (See Note 8) to repay existing and acquired indebtedness as well as pay for Merger related costs (See Note 3).

         STOCK OPTION PLAN - On July 15, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan") to provide stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock, to key employees, consultants and advisors. Pursuant to the termination of the Company's Phantom Equity Long-Term Incentive Plan in connection with the Merger, options to purchase 1.6 million shares of the Company's common stock were granted at an exercise price of $.01 per share ("Value Options") to certain directors and officers of the Company in addition to aggregate cash payments of $20.7 million, which if combined, approximated the accrued value of the canceled phantom stock appreciation rights and/or preferred stock units thereunder. Additionally, pursuant to the various employment agreements, Value Options were granted to certain senior executive officers to purchase 1.2 million shares in addition to options to purchase 2.8 million shares of the Company's common stock at an exercise price of $8.50 per share. The Company recognized merger expenses totaling $32.0 million related to the cancellation of the Phantom Equity Long-Term Incentive Plan and the issuance of certain Value Options. See Note 18 for discussion of the proposed termination and cancellation of certain Value Options in connection with the Shareholder Litigation settlement.

         In connection with the Merger, the Company also assumed and converted all Champion outstanding options, subscription rights, warrants and convertible notes to similar rights to acquire approximately 1.9 million shares of the Company's common stock.

         As more fully discussed in Note 15, on November 25, 1998, the Company and certain of its senior executives executed the Executive Agreement, which effectively superseded their then existing employment and stock option compensation arrangements. In connection therewith, the senior executives gave up all rights to exercise or dispose of 696,000 shares of Value Options granted in connection with the Merger.

         At December 31, 1998, there were 9.0 million shares of common stock reserved for exercise of options. Except for the Value Options as noted above, stock options were generally granted at an exercise price equal to the estimated fair market value of the shares on the date of grant and expire ten years from the grant date. The Value Options are fully vested on the date of grant, with the remaining options vesting generally over a period of 3 to 4 years from the date of grant. Options generally expire upon certain events (such as termination of employment with the Company), except for Value Options, which remain exercisable until the end of the 10-year option term. The following table presents the number of shares covered by options outstanding and the related number of options granted, assumed, exercised and canceled since August 1996 (in 000's):

                                                                                       WEIGHTED
                                                     NUMBER          EXERCISE           AVERAGE
                                                       OF             PRICE            EXERCISE
                                                     OPTIONS        PER SHARE            PRICE
                                                     -------        ---------            -----

Outstanding at January 1, 1996 ..............         --                    --              --

  Granted ...................................        5,530        $0.01 to $8.50       $   4.28
  Assumed ...................................        1,335        $1.00 to $9.00           5.96
  Exercised .................................         --                    --              --
  Canceled ..................................         --                    --              --
                                                    ------

Outstanding at December 31, 1996 ............        6,865        $0.01 to $9.00           4.60

Granted .....................................        1,105        $5.19                    5.19
Exercised ...................................         (280)       $0.01                    0.01
Canceled ....................................         (135)       $0.01 to $9.00           2.18
                                                    ------

Outstanding at December 31, 1997 ............        7,555        $0.01 to $9.00           4.90

Granted .....................................         --                    --              --
Exercised ...................................          (17)       $3.56                    3.56
Canceled ....................................         (156)       $3.92 to $9.00           4.96
Forfeited ...................................         (696)       $0.01                    0.01
                                                    ------

Outstanding at December 31, 1998 ............        6,686        $0.01 to $9.00       $   5.41
                                                    ======

         The number of options exercisable at December 31, 1998, 1997 and 1996 were 4.1 million, 4.2 million and 3.8 million, respectively. The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1998 (in 000's):

                                 OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
        --------------------------------------------------------------------    -------------------------------
                                              Weighted
                                               Average          Weighted                           Weighted
          Range of                            Remaining          Average                            Average
           Exercise           Number         Contractual         Exercise          Number          Exercise
            Price          Outstanding          Life              Price         Exercisable          Price
        ------------------ --------------- ---------------- ----------------    -----------      --------------

        $0.01                  1,673(a)       7.61 years           $0.01             1,673            $0.01
        $1.00-$9.00            5,013          6.94 years           $7.22             2,448            $6.77
        -----------
        (a) Includes 1.3 million Value Options which will be terminated and cancelled when the proposed global settlement becomes effective.



         The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average grant-date fair values were $3.66 for options granted during 1997 and $3.86 for options granted during 1996, using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.60% and 6.25%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's stock of 97.4% and 49.2%; and a weighted-average expected life of the options of 4 years.

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

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1998, 1997 and 1996 is as follows and includes compensation expense of $4.1 million ($2.4 million after-tax), $5.6 million ($3.3 million after-tax) and $2.0 million ($1.2 million after-tax), respectively, ($ in 000's, except for earnings per share data):

                                                      1998          1997            1996
                                                    --------      --------       ----------

     Pro forma net loss...........................  $ (8,597)     $ (9,687)      $ (234,464)
     Pro forma net loss per share:
        Basic and assuming dilution...............  $  (0.16)     $  (0.18)      $    (5.98)

         WARRANTS AND CONVERTIBLE SECURITIES - As of December 31, 1998, the Company had outstanding warrants to purchase 414,906 shares of Common Stock at an exercise price ranging from $5.90 to $9.00 per share and expiring from June 1, 1999 through December 31, 2003.


NOTE 13. EMPLOYEE BENEFIT PLANS

         The Company has defined contribution 401(k) retirement plans covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 15% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches $.25 for each $1.00 of employee contributions up to 6% of employees' gross salary and may make additional discretionary contributions. Total expense for employer contributions to the plan for 1998, 1997 and 1996 was $2.0 million, $1.6 million and $1.3 million, respectively. Contribution expense for the year ended December 31, 1998 includes $724,000 relating to DHHS (see Note 3). Prior to 1998, the Company accounted for its investment in DHHS under the equity method.

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to a selected group of management and highly compensated employees. As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. During 1996, the Company recognized Merger expenses of $5.1 million related to the vesting of such benefits. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. The Company capitalized approximately $1.9 million of such non-cash charges as part of the purchase price of Champion. In April 1997, the Board of Directors elected to terminate the provision of future benefits for certain participants under the plan, which resulted in a plan curtailment. As a result, the Company incurred minimal expenses in 1998 related to the plan. Total expenses for the plan were $141,000 (net of curtailment gain of $1.6 million), and $1.1 million for the years ended December 31, 1997 and 1996, respectively. In connection with the execution of the Executive Agreement discussed in Note 15, the Company is released from SERP obligations to certain senior executives. As discussed in Note 18, the Company will be released from additional SERP obligations when the Shareholder Litigation settlement becomes effective upon court approval.

NOTE 14. OPERATING SEGMENTS

         Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

         The Company segregates its hospitals into two operating segments: Core Markets and Non Core Markets. The Company has designated certain hospitals as "Core Facilities" with the goal of expanding and further integrating the hospitals' presence in their respective markets. The Company believes it can compete most effectively in these markets on the basis of cost, customer service, and quality of care. As the designation implies, the Company believes these hospitals comprise the operational and financial core of the Company's business. Typical Core Market attributes include, but are not limited to, a service area population of between 30,000 and 500,000, growing populations, improving median incomes, limited competition from large scale hospital franchises, and lower managed care penetration than is typically found in larger metropolitan areas. The Company's current Core Markets consist of all of its operations in metropolitan Salt Lake City, Utah; Fargo, North Dakota; Mesquite, Texas; Midland, Texas; Lancaster, California; Milton, Florida and Richmond, Virginia. The Company may, from time to time, consider divesting certain core assets if such disposition meets the Company's strategic objectives.

         "Non Core" Markets consist of all other hospital operations currently owned by the Company and some of these are being evaluated for possible disposition. The Non Core Facilities comprise all of the Company's operations in Tennessee, Georgia, Mississippi and Baytown, Texas, as well as its convalescent hospitals in California. With the exception of the Baytown, Texas facility, these Non Core Markets are located in rural areas with limited growth potential. The Company's Baytown, Texas facility is located in metropolitan Houston, Texas, and faces substantial competition from a number of large health care providers, many of which have substantially greater resources than the Company.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate income taxes, senior bank debt interest, or subordinated note interest to its reportable segments. These items, along with overhead costs, and the operations of sold/closed facilities have been included in the All Other category.

The Company evaluates performance based on numerous criteria, the most significant of which is Adjusted EBITDA. The following table summarizes selected financial data for the Company's reportable segments ($ in 000's):

                                                                             YEAR ENDED DECEMBER 31, 1998
                                                             -------------------------------------------------------------
                                                                 Core           Non Core       All Other          Total
                                                                 ----           --------       ---------          -----

Net revenue ...........................................       $ 484,792       $  91,696        $  87,570        $ 664,058
Adjusted EBITDA .......................................          85,229             329           (9,274)          76,284
Property and equipment, net ...........................         303,670          34,984           25,245          363,899
Capital expenditures ..................................          14,294           1,858            5,813           21,965



                                                                              YEAR ENDED DECEMBER 31, 1997
                                                             -------------------------------------------------------------
                                                                 Core           Non Core       All Other          Total
                                                                 ----           --------       ---------          -----

Net revenue ...........................................       $ 402,492        $ 120,693       $ 136,034        $ 659,219
Adjusted EBITDA .......................................          80,522           15,633         (16,697)          79,458
Property and equipment, net ...........................         235,146           36,008          36,910          308,064
Equity investment in DHHS .............................          48,499             --              --             48,499
Capital expenditures ..................................          12,897            2,714             913           16,524

                                                                             YEAR ENDED DECEMBER 31, 1996
                                                             -------------------------------------------------------------
                                                                 Core           Non Core       All Other          Total
                                                                 ----           --------       ---------          -----

Net revenue                                                   $ 225,121        $  94,751        $ 173,234        $ 493,106
Adjusted EBITDA                                                  42,231            5,684          (50,190)          (2,275)
Property and equipment, net                                     238,401           32,564           39,870          310,835
Equity investment in DHHS                                        48,463             --               --             48,463
Capital expenditures                                              8,505            1,887            4,121           14,513


         The Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare and TriCare (formerly the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS) programs and state governments under their respective Medicaid programs. The Company also receives payment under capitated contract arrangements with certain managed care organizations where in the Company is required to provide services to enrollees on a per diem basis. Approximately 53.6%, 56.9% and 58.4% of gross patient revenue for the years ended December 31, 1998, 1997 and 1996, respectively, related to services rendered to patients covered by Medicare and Medicaid programs.

NOTE 15. COMMITMENTS AND CONTINGENCIES

         SHAREHOLDER LITIGATION - The Company is a defendant in multiple class and derivative actions arising out of or related to the August 1996 Merger and the subsequent initial public equity offering (See Part I. Item 3 "Legal Proceedings"). Some complaints assert putative class actions on behalf of current and former holders of the Company's securities for claims under federal and state statutes and the common law relating to the exchange offer for Champion stock in connection with the Merger, the August 1996 public offerings by the Company of common stock and subordinated notes, and trading in the Company's securities in the period between the Merger and October 9, 1996. In summary, the complaints allege that the Merger and public offerings proceeded on the basis of materially misleading disclosures and omissions by the Company and Champion, as well as certain of the Company's and Champion's officers, directors, and underwriters. The claims asserted include claims under section 11 of the Securities Act of 1933 and under section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In March 1998, the federal district court (the "Court") dismissed claims relating to the subordinated notes. Other complaints assert claims derivatively on behalf of the Company or Champion against the Company, Champion, various current or former officers and directors of the Company and Champion, the Majority Shareholder and the Company's independent auditors.

         On March 24, 1999, the Company executed certain agreements providing for a proposed global settlement that will resolve substantially all claims against the Company related to the Merger and outstanding class action and derivative lawsuits. The settlement agreements are subject to final approval by the Court. The effect of the terms of the settlements on the Company's financial condition and results of operations is discussed in Note 18.

         THE EXECUTIVE AGREEMENT - On November 25, 1998, the Company and its senior executives, Mr. Charles R. Miller, Mr. James G. VanDevender and Mr. Ronald R. Patterson executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. The Executive Agreement was amended in certain respects, including the elimination of certain additional payments, in connection with the proposed global settlement of the Shareholder Litigation. Under the Executive Agreement, as amended, the senior executives agreed to remain in their current management positions with the Company at least until June 30, 1999. Mr. Miller is the only senior executive who has currently expressed an intent to leave the Company immediately after June 30, 1999. Mr. VanDevender will be designated interim Chief Executive Officer effective July 1, 1999.

         Pursuant to the Executive Agreement, the Company paid the senior executives $501,000 during 1998, which represented amounts due such individuals for vested benefits under the SERP, and the senior executives released the Company from any obligations under the SERP or any similar retirement plan. The Executive Agreement also commits the Company to pay the senior executives $4.6 million upon the earlier to occur of certain specified events, including the filing of the Company's 1998 Form 10-K, but no later than April 30, 1999. Of such amount, approximately $4.0 million is being accrued ratably to expense through June 30, 1999, the required-stay period. The remaining amount of $645,000, which is associated with a non-compete arrangement provided for in the Executive Agreement, will be recorded to other assets and amortized to expense over the non-compete period (one year) upon the executives' separation of service. Upon payment to the senior executives, the Company and the senior executives will provide each other with mutual releases of any and all obligations either party may have under the respective employment agreements or otherwise arising out of the senior executives' employment.

         Pursuant to the Executive Agreement, the senior executives gave up all rights to exercise or dispose of 696,000 shares of Value Options that they received at the time of the Merger. The fair market value of the Value Options upon the execution of the Executive Agreement was approximately $1.6 million. Accordingly, upon the execution of such agreement, the Company recorded a reduction to common stock and a corresponding liability of $1.6 million that is being amortized ratably to income over the required-stay period ending June 30, 1999.

         The Company recorded approximately $352,000 of net expenses related to the Executive Agreement, which was included in unusual items, for the year ended December 31, 1998.

         OTHER LITIGATION - In 1998, the Company settled certain litigation previously reported in its 1997 Form 10-K concerning alleged violations of certain Medicare rules (see Note 4) and claims involving certain insurance carriers under the Racketeering Influenced and Corrupt Organizations Act and the Employee Retirement Income Security Act discussed below.

         The Company reached a settlement to litigation filed on September 10, 1997, by twelve health care insurers and/or administrators (the "Plaintiffs") in an action encaptioned Blue Cross and Blue Shield United of Wisconsin et al. v. Paracelsus Healthcare Corporation, Case No. 97-6760 SVW (RCx), in the United States District Court for the Central District of California. Plaintiffs alleged that over many years the Company fraudulently induced them to make payments under their members' plans through a variety of allegedly improper practices, principally in connection with certain psychiatric treatment programs previously operated at certain of the Company's psychiatric hospitals in the Los Angeles area. In accordance with the terms of the settlement, the Company paid the Plaintiffs $995,000 in full settlement of all claims on November 23, 1998. The suit was dismissed with prejudice and the Plaintiffs released the Company from any and all claims arising out of or based upon the subject matter of the suit. The Company denied the allegations asserted in the complaint but elected to settle the case to avoid the costs and burdens of protracted litigation. The settlement had no significant impact on the Company's financial condition, results of operations or liquidity.

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         REGULATORY INVESTIGATION - On March 9, 1998, the U.S. Securities and Exchange Commission (the"SEC") entered a formal order authorizing a private investigation, In re Paracelsus Healthcare Corp., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

         PROFESSIONAL AND LIABILITY RISKS - The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. For periods from October 1992 to December 1996, the Company, excluding the former Champion entities, insured the first $500,000 of general and professional liability claims through HAC. The Company had third-party excess insurance coverage over the first $500,000 per occurrence up to $100 million.

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

         The Company believes that its insurance and loss reserves are adequate to cover potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations or liquidity.

         IMPACT OF YEAR 2000 (Unaudited) - As with most other industries, hospitals and health care systems use information systems that may misidentify dates beginning January 1, 2000, and result in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company has a Year 2000 strategy for its hospitals and corporate office that includes phases for education, inventory and assessment of applications and equipment at risk, analysis and planning, testing, conversion/remediation/replacement and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, or that the Company will not experience difficulties obtaining resources needed to make modifications to correct or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's financial statements and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 16. CERTAIN RELATED PARTY TRANSACTIONS

         The Company paid dividends of $24.9 million to the Majority Shareholder during the year ended December 31, 1996. The Company also paid accrued interest of $104,000 to the Majority Shareholder in connection with the dividend paid in August 1996, pursuant to the terms of the Merger agreement. After receipt of the dividend paid in August 1996 and pursuant to a related agreement, the Majority Shareholder paid approximately $3.0 million plus accrued interest in full satisfaction of a note payable to the Company. Additionally, the Majority Shareholder loaned the Company $7.2 million and received a $7.2 million 6.51% subordinated note from the Company (See Note 8). The Company paid interest on such note of $467,000 and $533,000 in 1998 and 1997, respectively. See Note 18 for discussion of the proposed recommencement of principal payments in accordance with the stated terms of the note in connection with the Shareholder Litigation settlement.

         Effective August 1996, the Company is a party to an agreement with the Former Chairman, pursuant to which he provides management and strategic advisory services to the Company for an annual consulting fee of $1.0 million, for a term not to exceed ten years. Effective April 15, 1997, the annual consulting fee to the Former Chairman was reduced to $250,000 until all obligations of the Company under the Amended Credit Agreement have been satisfied. Payments of $187,500 and $500,000 and $375,000 were made to the Former Chairman during 1998, 1997 and 1996, respectively. See Note 18 for discussion of a proposed termination of this agreement in connection with the Shareholder Litigation settlement.

         Prior to the consummation of the Merger, the Company was a party to an Amended and Restated Know-How Contract with Paracelsus Klinik, a sole proprietorship owned by the Former Chairman, which provided for the transfer of specified know-how to the Company for an annual payment of the lesser of $400,000 or 0.75% of Paracelsus' net operating revenue, as defined in the Know-How Contract. Such contract was terminated in August 1996. A payment of $250,000 was made to Paracelsus Klinik during 1996.

NOTE 17. QUARTERLY DATA (UNAUDITED)

         The following table summarizes the Company's quarterly financial data for the years ended December 31, 1998 and 1997 ($ in 000's, except per share data):


                                                                                             INCOME (LOSS) PER SHARE
                                                                                   ---------------------------------------------
                                        INCOME
                                      (LOSS) FROM                         NET                                          NET
                           NET        CONTINUING      DISCONTINUED       INCOME      CONTINUING     DISCONTINUED      INCOME
       QUARTERS          REVENUE      OPERATIONS       OPERATIONS        (LOSS)      OPERATIONS      OPERATIONS       (LOSS)
--------------------------------------------------------------------------------------------------------------------------------

First Quarter -
    1998(a)            $ 186,882       $   1,625        $    --         $    450      $   0.03        $  --            $  0.01
    1997                 168,490           5,168             --            5,168          0.09           --               0.09


Second Quarter -
    1998(b)              176,693           5,698             --            5,698          0.10           --               0.10
    1997(c)              167,256          (3,017)            --           (3,017)        (0.05)          --              (0.05)


Third Quarter -
    1998(d) (e)          157,169          (1,667)          (2,424)        (4,091)        (0.03)         (0.04)           (0.07)
    1997                 166,661             138             --              138           --            --               --


Fourth Quarter -
    1998(f)              143,314          (8,209)            --           (8,209)        (0.15)           --             (0.15)
    1997(g) (h)          156,812          (3,445)          (5,243)        (8,688)        (0.06)         (0.10)           (0.16)

-------------------------------------------------------------------------------
(a) Includes an extraordinary loss from early extinguishment of debt of $1.2 million ($0.02 per share).
(b) Includes an after-tax gain of $4.2 million ($0.07 per share) on the sale of the Chico facilities.

(c) Includes after-tax unusual charges of $3.5 million ($0.07 per share), consisting of $2.0 million ($0.04 per share) relating to the closure of a hospital and $1.5 million ($0.03 per share) relating to a corporate reorganization.
(d) Includes an after-tax gain of $4.4 million ($0.08 per share) relating to the settlement of a capitation agreement.
(e) Includes an after-tax charge of $2.4 million ($0.04 per share) relating to the settlement of litigation concerning alleged violations of certain Medicare rules at certain of the Company's former the psychiatric facilities.
(f) Includes (i) impairment charges, net of tax, of $836,000 ($0.02 per share) relating to the write-down of long-lived assets to fair value at certain facilities and (ii) an after-tax charge of $116,000 (break-even per share) resulting from the execution of the Executive Agreement.
(g) Includes after-tax unusual charges consisting of a reversal of a loss contract accrual of $9.2 million ($0.17 per share), offset by a charge of $1.8 million ($0.03 per share) for the settlement of certain litigation. Quarterly results also include an after-tax impairment charge of $4.6 million ($0.08 per share), and contractual expenses of $2.8 million ($0.05 per share) to revise estimates of amounts due to the Company with respect to Medicare/Medicaid receivables, the majority of which relate to prior years, and other after-tax charges totaling $1.4 million ($0.03 per share) attributable to the enactment of the Balanced Budget Act of 1997 effective October 1, 1997 and other recently announced initiatives by the Federal government with respect to reimbursement practices and policies.
(h) Discontinued operations includes an after-tax disposal loss of $5.2 million ($0.09 per share) on these facilities, consisting of an impairment charge of $1.9 million ($0.03 per share) to reduce psychiatric hospital assets to their estimated net realizable value based upon the most recent offers from third party purchasers and a charge of $3.3 million ($0.06 per share) relating to certain outstanding litigation matters.

         Quarterly operating results are not necessarily representative of operations for a full year for various reasons including levels of occupancy, fluctuations in interest rates, and acquisitions and divestitures.

NOTE 18. SUBSEQUENT EVENTS

         On March 24, 1999, the Company executed three separate but interrelated agreements providing for a proposed global settlement that will resolve substantially all claims against the Company related to the Merger and outstanding class action and derivative lawsuits. The proposed global settlement is subject to final approval by the Court. The principal terms of the three agreements are as follows:

         CLASS SETTLEMENT - Under the proposed class settlement, the parties will stipulate to a settlement class that includes all individuals who purchased or acquired the Company's common stock in the Merger or the public offering or who purchased such stock in the after market from August 16, 1996 to October 9, 1996 (the "Class"). However, the Class will exclude certain former Champion shareholders (the "Former Champion Shareholders") and others. In exchange for releasing claims against the Company and others, the Class participants will be entitled to cash and Company common stock that will be deposited into a class settlement fund or distributed directly to the class. The Company will contribute $14.0 million in cash and approximately 1.5 million shares of the Company's common stock. The Company expects to fund all or nearly all of the cash portion of its contribution with proceeds from certain insurance polices. Additionally, the Majority Shareholder will contribute approximately 1.2 million shares of unregistered Company common stock and the lead underwriter at the time of the Merger will contribute $1.0 million to the settlement fund. The stock and cash contributed to the settlement fund will be distributed in accordance with a proposed plan of distribution after approval of the Court. It is anticipated that plaintiffs' attorney fees and expenses will be paid from the settlement fund.

         PARK/CHAMPION SETTLEMENT AGREEMENT - In the proposed agreement between the Majority Shareholder, the Former Chairman, the Former Champion Shareholders and the Company, the Majority Shareholder has agreed to transfer approximately
8.7 million shares of unregistered stock that it owns to the Former Champion Shareholders. Additionally, the Majority Shareholder has agreed to make available approximately 1.2 million shares of unregistered stock for the Class Settlement. The parties have agreed to execute mutual releases of existing and potential claims related to the issues underlying the class and derivative actions.

         At December 31, 1998, the Company had previously recorded long-term liabilities related to the Shareholder Litigation of which approximately $11.7 million is expected to be relieved through the contribution of 9.9 million shares of Company common stock by the Majority Shareholder in connection with the Class Settlement and the Park/Champion settlement. The Company will reduce the liability and record a corresponding increase in additional-paid-in capital when the settlements become effective.

         As discussed in Note 8, the Company has a $7.2 million note payable to the Majority Shareholder wherein the Company is presently required to pay interest only on the outstanding loan balance. The agreement provides that beginning with the annual payment due in August 2000, the Company will recommence payment of principal in accordance with the note's stated terms. Additionally, the Company has agreed to use its reasonable best efforts to seek approval from its lenders to repay principal amounts that are in arrears. The Company will prepay the outstanding balance in certain circumstances.

         As discussed further in Note 16, at the time of the Merger, the Company entered into a management and strategic advisory services agreement with the Former Chairman. Under the proposed terms of settlement, all obligations to the Former Chairman will terminate; in return, the Company will issue the Former Chairman 1.0 million newly issued shares of the Company's common stock and pay him $1.0 million when the proposed settlement becomes effective.

         The agreement also provides for certain changes in corporate governance, the execution of a new shareholder agreement with the Majority Shareholder, the termination of the Shareholder Protection Rights Agreement, and the payment of certain cost and legal expenses of the Former Champions Shareholders.

      DERIVATIVE SETTLEMENT - In connection with the proposed global settlement which will result in the release of claims related to the Merger against certain current and former officers and directors, the proposed settlement will also (i) relieve the Company of certain existing and future consulting agreement obligations as well as certain existing contractual obligations under the SERP,
(ii) result in the termination and cancellation of Value Options to purchase 1.3 million shares of Company's common stock, (iii) transfer to the Company virtually all insurance reimbursement rights of the settling parties while providing the insureds certain rights of indemnification from the Company and
(iv) require the Company to pay legal fees of certain parties.

         The proposed global settlement also modifies the Executive Agreement with Mr. Miller, Mr. VanDevender, and Mr. Patterson. The senior executives have waived their rights to certain additional payments under the Executive Agreement upon the settlement of the Shareholder Litigation. See Note 15 for discussion of the Executive Agreement.

         The Company will recognize the relief of its obligations under the SERP, consulting agreements, and, Value Options when the proposed global settlement becomes effective. The Company expects the settlement agreements, as described, to have no material adverse impact on the Company's financial condition, results of operations or liquidity. There can be no assurance that the Court will approve the settlement agreements or that the conditions contained in any such agreements will be satisfactorily fulfilled.

NOTE 19. RECENT PRONOUNCEMENTS

         In March and in April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs") that are effective for financial statements for fiscal years beginning after December 15, 1998, which will apply to the Company beginning with its fiscal year ended December 31, 1999. SOP 98-1, "Accounting for the Costs of

Computer Software Developed or Obtained for Internal Use," provides guidance on the circumstances under which the costs of certain computer software should be capitalized and/or expensed. SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires such costs to be expensed as incurred instead of capitalized and amortized. The Company does not expect the adoption of either of these SOPs to have a material effect on its future results of operations.

         In 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require companies to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 is effective for all companies for fiscal years beginning after June 15, 1999. The Company expects SFAS No. 133 to have no impact on the Company's financial position or results of operations.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item (i) will be included in an amendment to this Form 10-K to be filed by April 30, 1999 with the Securities and Exchange Commission and (ii) is as set forth under "Executive Officers of the Registrant" in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

         The information required by this Item will be included in an amendment to this Form 10-K to be filed by April 30, 1999 with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The information required by this Item will be included in an amendment to this Form 10-K to be filed by April 30, 1999 with the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in an amendment to this Form 10-K to be filed by April 30, 1999 with the Securities and Exchange Commission.


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

10.9 (q) First Amendment to Credit Agreement, dated as of April 14, 1997, among Paracelsus, Bank America National Trust and Savings Association, as agent, and other lenders named therein.

10.10 (q)     Second Amendment to Credit Agreement, dated as of August 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.11 (r)     Third Amendment to Credit Agreement, dated as of April 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

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

10.19 (e)     Paracelsus Healthcare Corporation Annual Incentive Plan (10.17).

10.25 (h)     Asset Purchase Agreement, dated as of March 29, 1996 between
              Paracelsus and FHP, Inc.

10.33 (f)     Restated Champion Healthcare Corporation Founders' Stock Option
              Plan.

10.34 (a)     License Agreement between Dr. Manfred George Krukemeyer and
              Paracelsus.

10.36 (a)     Registration Rights Agreement between Paracelsus and
              Park-Hospital GmbH.

10.37 (a)     Voting Agreement between Park-Hospital GmbH and Messrs. Miller and VanDevender.

10.38 (a)     Services Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.39 (a)     Insurance Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.40 (a)     Non-Compete Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.41 (a)     Shareholder Agreement between Paracelsus and Park-Hospital GmbH, as guaranteed by Dr. Manfred G. Krukemeyer.

10.42 (a)     Dividend and Note Agreement between Paracelsus and Park-Hospital
              GmbH.

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

10.46 (a)     Employment Agreement between Ronald R. Patterson and Paracelsus.

10.47 (a)     Employment Agreement between Robert C. Joyner and Paracelsus.

10.48 (a)     Paracelsus 1996 Stock Incentive Plan.

10.49 (a)     Paracelsus Healthcare Corporation Executive Officer Performance
              Bonus Plan.

10.50 (a)     First Refusal Agreement among Park-Hospital GmbH, Dr. Manfred G.
              Krukemeyer and Messrs. Messenger, Miller, VanDevender and
              Patterson.

10.51(g)      Agreement between Robert C. Joyner and Paracelsus.

10.54 (a)     Registration Rights Agreement among Paracelsus and certain
              Champion Investors.

10.56 (a)     Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

10.57 (o)     AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option
              Plan.

10.58 (n)     Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

10.59 (n)     Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

10.60 (n)     Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

10.61 (n)     Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

10.62 (p)     Champion Healthcare Corporation Physicians Stock Option
              Plan (4.2).

10.63 (n)     Champion Selected Executive Stock Option Plan No. 5, dated
              May 25, 1995 (4.12).

10.64 (n)     Champion Directors' Stock Option Plan, dated 1992.

10.65 (a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

10.66 (q)     Letter Agreement between R. J. Messenger and Paracelsus
              Healthcare Corporation dated April 11, 1997.

10.67 (i)     The Second Amended and First Restated Asset Purchase Agreement
              for Chico Community Hospital, dated December 15, 1997, and as amended on June 12, 1998.

10.68 (i)     Asset Purchase Agreement for Chico Community Rehabilitation
              Hospital, dated December 15, 1997, and as amended on June 10,
              1998.

10.69 (i)     Agreement for Purchase and Sale of Partnership Interest, dated
              June 1, 1998, by and between Dakota Medical Foundation and
              Paracelsus Healthcare Corporation of North Dakota, Inc.

10.70 (j)     Asset Purchase Agreement, dated September 30, 1998, by and among Alta Healthcare System LLC, and Paracelsus Healthcare
              Corporation.

10.71 (k)     Settlement Agreement between the (a) United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; (b) Timothy Hill and Alan Leavitt; (c)
              Paracelsus Healthcare Corporation; and (d) individual defendant
              Joseph Sharp.

10.72 (l)     $180 Million Reducing Revolving Credit Facility and $75
              Million Term Loan Facilities dated as of March 30, 1998, among
              Paracelsus, Banque Paribas, as agent, and other lenders named therein.

10.73 (l)     Change in Control Separation Pay Plan.

10.74 (m)     The First Amendment to Amended and Restated Credit  Agreement,
              effective June 15, 1998, by and among Paracelsus Healthcare
              Corporation, Paribas, Toronto Dominion (Texas), Inc. and Bank
              Montreal.

10.75 Memorandum of Understanding among Paracelsus Healthcare Corporation, Charles R. Miller, James G. VanDevender, Ronald R. Patterson, Park-Hospital GmbH, and the members of the Ad Hoc Committee of Former Shareholders of Champion Healthcare Corporation.

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

(g) Incorporated by reference from Exhibit of the same number to the Company's Annual Report on Form 10-K, dated December 31, 1997.

(h) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(i) Incorporated by reference from Exhibits of the same numbers to the Company's Current Report on Form 8-K, dated June 30, 1998.

(j) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated June 30, 1998.

(k) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(l) Incorporated by reference from Exhibits 10.6 and 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(m) Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(n) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(o) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(p) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(q) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(b)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated November 30, 1998, reporting, pursuant to Item 5 thereof, that the New York Stock Exchange had notified the Company that it was not in compliance with certain financial criteria for continued listing.

                        PARACELSUS HEALTHCARE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)

                                           BALANCE AT      CHARGED TO
                                            BEGINNING       COSTS AND                                      BALANCE AT
               DESCRIPTION                   OF YEAR        EXPENSES       WRITE-OFFS        OTHER         END OF YEAR
               -----------                   -------        --------       ----------        -----         -----------

 Year ended December 31, 1998
    Allowance for doubtful accounts         $ 54,442          42,659         (56,550)                        $ 40,551

 Year ended December 31, 1997
    Allowance for doubtful accounts         $ 36,469          46,606         (28,633)                        $ 54,442

 Year ended December 31, 1996
    Allowance for doubtful accounts           28,321          50,958(a)      (24,424)      (18,386)(b)         36,469


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

                            PARACELSUS HEALTHCARE CORPORATION
                                         (Registrant)



                            By:   /s/ CHARLES R. MILLER
                                  ---------------------------------------------
                                  Charles R. Miller
                                  President, Chief Operating Officer & Director

         Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                          TITLE                           DATE
---------------------------------------------------   ----------------------------------------  --------------------

/s/ CHARLES R. MILLER                                 President, Chief Operating Officer        April 9, 1999
---------------------------------------------------   and Director
Charles R. Miller


/s/ JAMES G. VANDEVENDER                              Senior Executive Vice President,          April 9, 1999
---------------------------------------------------   Chief Financial Officer and Director
James G. VanDevender


/s/ ROBERT M. STARLING                                Senior Vice President and                 April 9, 1999
---------------------------------------------------   Controller
Robert M. Starling


/s/ HEINER MEYER ZU LOSEBECK                          Director                                  April 9, 1999
---------------------------------------------------
Dr. Heiner Meyer Zu Losebeck


/s/ NOLAN LEHMANN                                     Director                                  April 9, 1999
---------------------------------------------------
Nolan Lehmann


/s/ CHRISTIAN A. LANGE                                Director                                  April 9, 1999
---------------------------------------------------
Christian A. Lange

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                            DESCRIPTION
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

10.9 (q)      First Amendment to Credit Agreement, dated as of April 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.10 (q)     Second Amendment to Credit Agreement, dated as of August 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

10.11 (r)     Third Amendment to Credit Agreement, dated as of April 14,
              1997, among Paracelsus, Bank America National Trust and Savings
              Association, as agent, and other lenders named therein.

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

10.19 (e)     Paracelsus Healthcare Corporation Annual Incentive Plan (10.17).

10.25 (h)     Asset Purchase Agreement, dated as of March 29, 1996 between
              Paracelsus and FHP, Inc.

10.33 (f)     Restated Champion Healthcare Corporation Founders' Stock Option
              Plan.

10.34 (a)     License Agreement between Dr. Manfred George Krukemeyer and
              Paracelsus.

10.36 (a)     Registration Rights Agreement between Paracelsus and
              Park-Hospital GmbH.

10.37 (a)     Voting Agreement between Park-Hospital GmbH and Messrs. Miller and VanDevender.

10.38 (a)     Services Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.39 (a)     Insurance Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.40 (a)     Non-Compete Agreement between Paracelsus and Dr. Manfred G.
              Krukemeyer.

10.41 (a)     Shareholder Agreement between Paracelsus and Park-Hospital GmbH, as guaranteed by Dr. Manfred G. Krukemeyer.

10.42 (a)     Dividend and Note Agreement between Paracelsus and Park-Hospital
              GmbH.

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

10.46 (a)     Employment Agreement between Ronald R. Patterson and Paracelsus.

10.47 (a)     Employment Agreement between Robert C. Joyner and Paracelsus.

10.48 (a)     Paracelsus 1996 Stock Incentive Plan.

10.49 (a)     Paracelsus Healthcare Corporation Executive Officer Performance
              Bonus Plan.

10.50 (a)     First Refusal Agreement among Park-Hospital GmbH, Dr. Manfred G.
              Krukemeyer and Messrs. Messenger, Miller, VanDevender and
              Patterson.

10.51(g)      Agreement between Robert C. Joyner and Paracelsus.

10.54 (a)     Registration Rights Agreement among Paracelsus and certain
              Champion Investors.

10.56 (a)     Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

10.57 (o)     AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option
              Plan.

10.58 (n)     Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

10.59 (n)     Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

10.60 (n)     Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

10.61 (n)     Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

10.62 (p)     Champion Healthcare Corporation Physicians Stock Option
              Plan (4.2).

10.63 (n)     Champion Selected Executive Stock Option Plan No. 5, dated
              May 25, 1995 (4.12).

10.64 (n)     Champion Directors' Stock Option Plan, dated 1992.

10.65 (a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

10.66 (q)     Letter Agreement between R. J. Messenger and Paracelsus
              Healthcare Corporation dated April 11, 1997.

10.67 (i)     The Second Amended and First Restated Asset Purchase Agreement
              for Chico Community Hospital, dated December 15, 1997, and as amended on June 12, 1998.

10.68 (i)     Asset Purchase Agreement for Chico Community Rehabilitation
              Hospital, dated December 15, 1997, and as amended on June 10,
              1998.

10.69 (i)     Agreement for Purchase and Sale of Partnership Interest, dated
              June 1, 1998, by and between Dakota Medical Foundation and
              Paracelsus Healthcare Corporation of North Dakota, Inc.

10.70 (j)     Asset Purchase Agreement, dated September 30, 1998, by and among Alta Healthcare System LLC, and Paracelsus Healthcare
              Corporation.

10.71 (k)     Settlement Agreement between the (a) United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of
              Health and Human Services; (b) Timothy Hill and Alan Leavitt; (c)
              Paracelsus Healthcare Corporation; and (d) individual defendant
              Joseph Sharp.

10.72 (l)     $180 Million Reducing Revolving Credit Facility and $75
              Million Term Loan Facilities dated as of March 30, 1998, among
              Paracelsus, Banque Paribas, as agent, and other lenders named therein.

10.73 (l)     Change in Control Separation Pay Plan.

10.74 (m)     The First Amendment to Amended and Restated Credit  Agreement,
              effective June 15, 1998, by and among Paracelsus Healthcare
              Corporation, Paribas, Toronto Dominion (Texas), Inc. and Bank
              Montreal.

10.75         Memorandum of Understanding among Paracelsus Healthcare
              Corporation, Charles R. Miller, James G. VanDevender, Ronald R.
              Patterson, Park-Hospital GmbH, and the members of the Ad Hoc
              Committee of Former Shareholders of Champion Healthcare
              Corporation.

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

(g) Incorporated by reference from Exhibit of the same number to the Company's Annual Report on Form 10-K, dated December 31, 1997.

(h) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Quarterly Report) to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

(i) Incorporated by reference from Exhibits of the same numbers to the Company's Current Report on Form 8-K, dated June 30, 1998.

(j) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated June 30, 1998.

(k) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(l) Incorporated by reference from Exhibits 10.6 and 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(m) Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(n) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(o) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(p) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(q) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.