Form 10-K405/A
period 1998-12-31
PARACELSUS HEALTHCARE CORP
filed 1999-04-30
CIK 758722

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A NO. 1

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

                               Yes [X]    No [ ]

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

THE REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH UNDER PART III - ITEMS 10, 11, 12 AND 13 IN THEIR ENTIRETY.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ARRANGEMENTS WITH RESPECT TO THE DESIGNATION OF DIRECTORS

         The Bylaws of the Company provide that there shall be nine members on the Board. Currently, the Board consists of five persons, one of whom is an employee of the Company. As of the time of this filing, the Board has not chosen nominees to replace two independent director positions that were vacated after December 31, 1998. The Company is in the process of filling the remaining vacancies.

         In accordance with the Bylaws of the Company, directors are divided into three classes composed as nearly as possible of an equal number of directors. Pursuant to a shareholder agreement between Park- Hospital GmbH (the "Majority Shareholder") and the Company dated August 16, 1996 (the "1996 Shareholder Agreement"), four members of the Board shall be designated by the Majority Shareholder (the "Majority Shareholder Directors") for nomination by the Board for election by the shareholders. Pursuant to the 1996 Shareholder Agreement, three of the nine members are to be directors who are neither Majority Shareholder directors nor officers of the Company (the "Independent Directors") and the remaining two members must be directors who are neither Majority Shareholder Directors nor Independent Directors (the "Management Directors").

         The proposed global settlement discussed in Part I. Item 3. "Legal Proceedings" of the Company's Form 10-K filed on April 13, 1999 gives each of the Majority Shareholder and the former Champion shareholders (as described in Part I. Item 3) the right to designate three members of the Company's Board of Directors (the Majority Shareholder Directors and the "Champion Directors," respectively). As part of that arrangement, on March 24, 1999, the current directors elected Mr. Peter Schnitzler as a Majority Shareholder Director. His appointment became effective on April 15, 1999 upon the resignation of Mr. Charles R. Miller from the Board of Directors. As the result of the proposed global settlement, the Board of Directors will be comprised of three Majority Shareholder Directors, three Champion Directors, two Independent Directors and one Management Director. Also in connection with the proposed global settlement, the Company has entered into a new shareholder agreement, which becomes effective upon the final settlement of the Shareholder Litigation (as defined in Part I. Item 3) and which will supersede the 1996 Shareholder Agreement.

         The directors of the Company, their positions and offices, their respective terms of office as a director and their respective ages are as follows:

                                                                                                 SERVED AS
                                                              POSITIONS AND OFFICES               DIRECTOR           EXPIRATION OF
                  NAME                         AGE*             WITH THE COMPANY                   SINCE                 TERM
-----------------------------------------    ---------    --------------------------------     ---------------    ------------------

James G. VanDevender (a)                        51             Senior Executive Vice                1996                2001
                                                            President, Chief Financial
                                                               Officer and Director
Heiner Meyer zu Losebeck (b) (c)                46                   Director                       1998                2001
Nolan Lehmann (b) (c)                           54                   Director                       1998                2000
Christian A. Lange (b) (c)                      59                   Director                       1983                1999
Peter Schnitzler (d)                            31                   Director                       1999                2000

------------------------------------
*As of April 30, 1999

(a)      Member of the Executive Committee.

(b)      Member of the Finance and Strategic Planning Committee.

(c)      Member of the Stock Option and Compensation Committee.

(d) Mr. Charles R. Miller resigned as director of the Company on April 15, 1999. The current directors have appointed Mr. Peter Schnitzler, as director effective on April 15, 1999.

BACKGROUND OF DIRECTORS

         Information required with respect to Mr. VanDevender is set forth under "Business - Executive Officers of the Company" in Part I of the Company's Form 10-K filed on April 13, 1999. Mr. VanDevender is a Management Director.

         HEINER MEYER ZU LOSEBECK - Dr. Meyer zu Losebeck is the Managing Director of Paracelsus-Kliniken-Deutschland GmbH ("PKD"), Park-Hospital GmbH, and other affiliates of PKD. PKD owns and operates 26 hospitals ranging in size from 42 to 350 beds in Germany and Switzerland. Park-Hospital currently owns approximately 54 percent of the shares of the Company, and PKD owns all the shares of Park-Hospital. From 1989 through August 1997, Dr. Meyer zu Losebeck was a tax consultant, auditor, and chartered accountant at Dr. Mertens and Partners, Osnabruck, Germany. Dr. Meyer zu Losebeck is a Majority Shareholder Director.

         NOLAN LEHMANN - Mr. Lehmann is the President and director of Equus Capital Management Corporation, an investment advisor firm located in Houston, Texas, since 1983. Mr. Lehmann is also President and a director of Equus II Incorporated, a registered investment company traded on the New York Stock Exchange. Mr. Lehmann also serves as a director of Allied Waste Industries, Inc., American Residential Services, Inc., Brazos Sportswear, Inc., and Drypers Corporation. Mr. Lehmann holds graduate and undergraduate degrees in accounting and economics from Rice University and is a Certified Public Accountant. Mr. Lehmann is a Champion Director .

         CHRISTIAN A. LANGE - Mr. Lange has been the President of European Investors, Inc., since 1983 and has served as Chairman of the Board of European Investors Corporate Finance, Inc. Prior to 1983, he was a senior executive of Friedrich Flick Industrieverwaltung KgaA of Dusseldorf, Germany. From July 1983 to August 1996, Mr. Lange was a financial consultant to the Company. Mr. Lange is a Majority Shareholder Director.

         PETER SCHNITZLER - Mr. Schnitzler is the Corporate Accountant of PKD. He has been employed by PKD (and its respective legal predecessor) since 1993. Mr. Schnitzler has a graduate degree in finance, auditing and hospital administration. Mr. Schnitzler is a Majority Shareholder Director.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon confirmations provided by the directors and executive officers of the Company reporting transactions involving the Company's securities during the most recent fiscal year, the Company believes that all transactions by reporting persons were reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the Company's President and Chief Operating Officer and four most highly compensated executive officers (the "Named Executives") with respect to all services rendered to the Company during the calendar years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                               -------------------------------
                                                   ANNUAL COMPENSATION             AWARDS           PAYOUTS
                                             ------------------------------    --------------    -------------
                                                                                                                      ALL
                                                                                SECURITIES                           OTHER
                                                                                UNDERLYING           LTIP           COMPEN-
     NAME AND PRINCIPAL                        SALARY            BONUS            OPTIONS          PAYOUTS          SATION
         POSITION(a)               YEAR          ($)             ($)(b)           (#)(c)             ($)            ($)(d)
------------------------------    -------    ------------     -------------    --------------    -------------    ------------

Charles R. Miller                  1998       $  548,167        $       --                --        $     --        $  315,460
  President &  Chief               1997          500,000                --                --              --                --
  Operating                        1996          187,500         1,492,188         1,547,876              --                --
  Officer


James  G. VanDevender
  Senior Executive Vice            1998       $  370,313        $       --                --        $     --        $  108,005
  President &  Chief               1997          360,000                --                --              --                --
  Financial                        1996          131,250           911,875         1,070,000              --                --


Ronald R. Patterson                1998       $  370,313        $       --                --        $     --        $   92,920
  Executive Vice President         1997          360,000                --                --              --             2,375
  President, Healthcare            1996          131,250           661,875           690,690              --               563
  Operations


Michael M. Brooks                  1998       $  232,062        $  100,000                --        $     --        $    3,690
  Senior Vice President,           1997          224,253                --           100,000              --             8,962
  Development                      1996           69,375            80,000            90,000              --               464


Warren W. Wilkey                   1998       $  269,479        $       --                --        $     --        $    2,544
  Senior Vice President,           1997          250,000                --           100,000              --             1,211
  Operations                       1996           84,375           377,755            20,000              --               563


-------------------------------------------------------------------------------

(a) The Named Executives are former Champion executives who became employees of the Company effective August 16, 1996, the consummation date of the Merger. Salaries for 1996 reflect amounts paid for the period from August 16, 1996 to December 31, 1996.

(b)      Payments of $1.2 million, $750,000, $500,000 and $280,000 for Messrs.
         Miller, VanDevender, Patterson and Wilkey, respectively, were made in 1996 in exchange for Messrs. Miller, VanDevender and Patterson surrendering certain severance rights under the Change of Control provisions in their Champion employment agreements and a special merger bonus to Mr. Wilkey.

(c) Includes Champion stock options assumed pursuant to the terms of the Merger.

(d) Represents relocation reimbursements, life insurance premiums and matching contributions paid by the Company under its Employee Retirement Savings 401(k) Plan and includes payments in 1998 for vested benefits under the supplemental executive retirement plan to Messrs. Miller, VanDevender and Patterson of $310,510, $104,969 and $85,793, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant any options to the Named Executives in 1998 and the exercise prices on stock options previously granted were not amended or adjusted. The Company has no outstanding stock appreciation rights.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         No options were exercised by the Named Executives during 1998. In connection with an executive agreement executed on November 25, 1998 (the "Executive Agreement"), Messrs. Miller, VanDevender and Patterson gave up all rights to exercise or dispose of options to acquire 696,000 shares of Company common stock at $0.01 per share ("Value Options") that they received at the time of the Merger. See "Employment,

Services and Other Agreements". The following table excludes the Value Options and sets forth the number of options held by the Named Executives and their value at December 31, 1998.

                                                   NUMBER OF SECURITIES                      VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED                          IN THE-MONEY
                                                   OPTIONS AT FY-END (#)                    OPTIONS AT FY-END($)(a)
                                      -------------------------------------------   ----------------------------------------
               NAME                      EXERCISABLE           UNEXERCISABLE           EXERCISABLE         UNEXERCISABLE
-----------------------------------   ------------------   ----------------------   ------------------   -------------------
Charles R. Miller                          211,876               1,000,000 (b)          $  60,750                 --
James G. VanDevender                       350,000                 540,000 (b)             40,500                 --
Ronald R. Patterson                        270,690                 240,000 (b)                 --                 --
Michael M. Brooks                          125,416                  64,584                     --                 --
Warren W. Wilkey                            55,416                  64,584                     --                 --

---------------------------
(a) Market value of underlying securities at December 31, 1998 minus the option exercise price times the number of unexercised options at December 31, 1998.

(b) Represents options granted to Messrs. Miller, VanDevender, and Patterson to purchase 1.0 million, 540,000, and 240,000 shares, respectively, of the Company's common stock at $8.50 per share (the "Market Options"), which will terminate when the proposed global settlement becomes effective and cannot be exercised prior to their termination.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to selected members of management and certain highly compensated employees. As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. Pursuant to their respective employment agreements, certain Champion executives became participants in the SERP and received retroactive benefits for their years of service with Champion. In April 1997, the Board of Directors elected to terminate the provision of future benefits for certain participants under the plan.

         Pursuant to the Executive Agreement, the Company is released from SERP obligations to Messrs. Miller, VanDevender and Patterson. In turn, the Company paid the senior executives $501,272 during 1998 (as reported in footnote (d) to the Summary Compensation Table), which represented amounts due such individuals for vested benefits under the SERP. In connection with the proposed global settlement of the Shareholder Litigation, the Company will be relieved of certain existing contractual obligations under the SERP to certain former officers when the settlement becomes effective. Messrs. Wilkey and Brooks do not participate in the SERP.

ANNUAL BONUS PLAN

          The 1998 Bonus Plan (the "Bonus Plan") is designed to reward certain employees of the Company for achieving corporate performance objectives. The Bonus Plan is intended to provide an incentive for superior work and to motivate participating employees toward higher achievement and business results, to link their goals and interests more closely with those of the Company and its shareholders, and to enable the Company to attract and retain highly qualified employees. With respect to those officers holding the title of executive officer and above, the Bonus Plan is administered and approved by the Stock Option and Compensation Committee each year. Upon achievement by the Company of certain targeted operating results or other performance goals, such as operating income, earnings per share or quality standards, the Company will pay performance bonuses, the aggregate amounts of which will be determined annually based upon an objective formula.

EMPLOYEE RETIREMENT SAVINGS 401(K) PLAN

         The Company has defined contribution 401(k) retirement plans covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 15% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matched $.25 for each $1.00 of employee contributions up to 6% of employees' gross pay. The Company may make additional discretionary contributions. The Company paid $ 454,000 in discretionary contributions in 1998.

CHANGE OF CONTROL SEPARATION PAY PLAN

         Effective August 1, 1997 and amended April 1, 1999, the Company has established the Change of Control Separation Pay Plan (the "Separation Pay Plan") to retain key employees and to provide, under certain circumstances, severance to participants whose employment with the Company ends after a Change of Control, as defined. Messrs. Miller, VanDevender and Patterson do not participate in the Separation Pay Plan. Messrs. Brooks and Wilkey, other officers and certain employees of the Company participate in the Separation Pay Plan which is administered by the Stock Option and Compensation Committee and provides participants with severance benefits, under certain circumstances, ranging from twelve to twenty-four months of base salary, as defined.

EMPLOYMENT, SERVICES AND OTHER AGREEMENTS

         On November 25, 1998, the Company and its senior executives, Messrs. Miller, VanDevender and Patterson executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. The Executive Agreement was amended in certain respects, including the elimination of certain additional payments, in connection with the proposed global settlement of the Shareholder Litigation. Under the Executive Agreement, as amended, the senior executives agreed to remain in their current management positions with the Company at least until June 30, 1999. Messrs. Miller and Patterson intend to leave the Company immediately after June 30, 1999. Mr. VanDevender has been designated interim Chief Executive Officer effective on July 1, 1999.

         Pursuant to the Executive Agreement, the Company paid during 1998 amounts of $310,510, $104,969 and $85,793 due Messrs. Miller, VanDevender, and Patterson, respectively, for vested benefits under the SERP, and the senior executives released the Company from any obligations under the SERP or any similar retirement plan. In accordance with the Executive Agreement, the Company paid the senior executives $4.6 million on April 14, 1999. Such amount reflects payments equal to i) three times of each executive's current annual salary or $1.6 million to Mr. Miller and $1.1 million each to Messrs. VanDevender and Patterson and ii) three times 25 percent of each executive's target annual bonus or $344,250 to Mr. Miller and $196,875 each to Messrs. VanDevender and Patterson. Upon payment to the senior executives, the Company and the senior executives provided each other with mutual releases of any and all obligations either party may have under the respective employment agreements or otherwise arising out of the senior executives' employment. Upon signing the Executive Agreement, the senior executives also gave up all rights to exercise or dispose of 696,000 shares of Value Options that they received at the time of the Merger. Upon final court approval of the proposed global settlement, the senior executives have agreed to release all rights they have to the Market Options they received in connection with the Merger and cannot exercise such options prior to their termination.

         The Company entered into Indemnity and Insurance Coverage Agreements, effective August 16, 1996, with Messrs. Miller, VanDevender and Patterson, members of the Board of Directors and certain other officers of the Company, to advance reasonable defense costs in connection with litigation, investigations and other proceedings, subject to their undertakings to repay such costs in certain circumstances. Pursuant to these agreements, the Company paid defense costs of approximately $235,000 in 1998 on behalf of Messrs. Miller, VanDevender and Patterson, collectively. Upon final court approval of the proposed global settlement, the Indemnity and Insurance Coverage Agreement between Mr. Christian Lange, who is a director, and the Company will terminate.

COMPENSATION OF DIRECTORS

         Non-employee directors of the Company each receive an annual fee of $30,000 and a fee of $2,500 for each meeting of the Board or any committee thereof attended. Directors of the Company who are also employees of the Company will not receive any additional compensation for their service as directors. All directors will be reimbursed for reasonable expenses incurred in the performance of their duties.

          Directors are also eligible to receive options to purchase shares of the Company's Common Stock under the 1996 Stock Incentive Plan (the "Incentive Plan"). No stock option grants were made to directors under the Incentive Plan during 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 30, 1999, certain information concerning the shares of the Company's common stock beneficially owned by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock, (ii) each director of the Company, (iii) each "Named Executive" (see "Executive Compensation"), and (iv) all directors and executive officers of the Company as a group.

         When effective, after final court approval, the settlement agreements will affect the ownership set forth below. See Part I. Item 3 - "Legal Proceedings." The Company will issue approximately 1.5 million new shares of the Company's common stock to the class settlement fund (as defined and described in Part I. Item 3) and 1.0 million shares to Dr. Manfred G. Krukemeyer, the Company's former Chairman of the Board (the "Former Chairman") and the ultimate legal owner of the Majority Shareholder, in connection with the termination of a 10-year service agreement. The Majority Shareholder will transfer 8.7 million and 1.2 million shares of the Company's common stock that it currently owns to the former Champion shareholders and to the class settlement fund, respectively.

         The former Champion shareholders could be deemed to be a group for purposes of section 13(d) of the Securities Exchange Act of 1934. As of the end of March 1999, the former Champion shareholders as a group beneficially owned more than 10% of the total outstanding shares of the Company's common stock.

                                                                          AMOUNT AND NATURE OF           PERCENTAGE OF
            NAME AND ADDRESS OF BENEFICIAL OWNER (1)                  BENEFICIAL OWNERSHIP (2)(3)          CLASS (3)
----------------------------------------------------------------    -------------------------------    -----------------

Park-Hospital GmbH (4,5)                                                        29,771,742(7)                54.0%
Paracelsus-Kliniken-Deutschland GmbH (4,5)                                      29,771,742(7)                54.0%
Dr. Heiner Meyer zu Losebeck (4,5)                                              29,771,742(7)                54.0%
Peter Frommhold (5,6)                                                           29,771,742(7)                54.0%
Peter Schnitzler (4)                                                                    --                      *
Charles R. Miller                                                                  739,026(8)                 1.3%
James G. VanDevender                                                               450,000(9)                   *
Christian A. Lange                                                                      --(10)                  *
Nolan Lehmann (11,12,13)                                                         1,607,307                    2.9%
Equus II Incorporated (12,13)                                                    1,263,058                    2.2%
Equus Capital Partners, L.P. (12,13)                                               338,249                      *
Ronald R. Patterson                                                                281,761(14)                  *
Michael M. Brooks                                                                  165,000(15)                  *
Warren W. Wilkey                                                                    97,000(16)                  *
All directors and officers as a group (19 persons)                              33,772,445(17)               59.5%

-----------------------------------
* Percentage is less than 1% of the total outstanding shares of the Company.

(1) The address of each named director and officer, unless otherwise indicated, is c/o Paracelsus Healthcare Corporation, 515 W. Greens Road, Suite 800, Houston, Texas 77067.

(2) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and investment power.

(3) Includes shares issuable upon exercise of stock options or warrants that are exercisable as of, or exercisable 60 days after, April 30, 1999. Such shares, for the purpose of computing the percentage of outstanding Common Stock, are deemed owned by each named individual and by the group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4) The address is Am Natruper Holz 69, D-49076 Osnabruck, Federal Republic of Germany.

(5) Park-Hospital GmbH ("Park"), a German corporation wholly owned by Paracelsus-Kliniken-Deutschland GmbH ("PKD"), is the record owner of such shares. PKD may be deemed to beneficially own the shares of the Company's Common Stock owned by Park. Pursuant to the Schedule 13D filed by Park, PKD, Dr. Heiner Meyer zu Losebeck, and Mr. Peter Frommhold on December 15, 1997, Dr. Meyer zu Losebeck and Mr. Frommhold, as co-executors of the Estate of Professor Dr. Hartmut Krukemeyer, and the Managing Directors of Park and PKD share indirect voting and investment power over the shares of the Company's Common Stock owned by Park. Therefore, they may be deemed to beneficially own the shares of the Company's Common Stock owned by Park.

(6)      The address is Drubbel 17/18, D-48143 Munster, Federal Republic of
         Germany.

(7) Excludes the shares beneficially owned by Messrs. Miller and VanDevender, which are subject to a voting agreement with the Majority Shareholder pursuant to which Messrs Miller and VanDevender are bound to vote with the Majority Shareholder in certain circumstances and to sell their shares in accordance with certain acquisition proposals. Upon final approval of the Shareholder Litigation, this voting agreement will terminate.

(8) Includes 211,876 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(9) Includes 350,000 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(10) Excludes 56,000 shares of Value Options which will terminate upon final court approval of the proposed global settlement and cannot be exercised prior to the termination.

(11) Mr. Lehmann is President of Equus Capital Management Corporation, the financial advisor and manager of Equus II Incorporated and Equus Capital Partners, L.P.

(12)     Address is 2929 Allen Parkway, Suite 2500, Houston, TX 77019.

(13) Equus II Incorporated is the owner of 1,263,058 shares of the Company's Common Stock. Equus Capital Partners, L.P. is the owner of 338,249 shares of the Company's Common Stock. By reason of his status as President of Equus Capital Management Corporation, Mr. Lehmann may be deemed to be the beneficial owner of the common shares owned by Equus II Incorporated and Equus Capital Partners, L.P. In addition, Mr. Lehmann owns directly 6,000 shares of the Company's Common Stock. Accordingly, Mr. Lehmann may be deemed to be the beneficial owner of 1,607,307 shares of the Company's Common Stock. Mr. Lehmann disclaims beneficial ownership of the Company's Common Stock owned by Equus II Incorporated, and Equus Capital Partners, L.P. Both Equus II Incorporated and Equus Capital Partners, L.P. (as well as other entities with which Mr. Lehmann is associated) are former Champion shareholders. The number of shares beneficially owned by Mr. Lehmann does not include any shares owned by other former Champion shareholders.

(14) Includes 270,690 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(15) Includes 165,000 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(16) Includes 95,000 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(17) Includes 1,674,816 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Majority Shareholder loaned the Company $7.2 million in the form of a $7.2 million 6.51% subordinated note, payable in the annual amount of $1.0 million over a term of 10 years. Effective April 14, 1997, pursuant to the terms of the Company's senior bank credit agreement, the Majority Shareholder waived its right to receive principal payments under the note until all obligations of the Company under such credit agreement have been satisfied. The Company made interest payments of

$467,000 and $533,000 during 1998 and 1997, respectively. In connection of the Shareholder Litigation, the proposed global settlement, upon final court approval, provides that beginning with the annual payment due in August 2000, the Company will recommence payment of principal in accordance with the note's stated terms. Additionally, the Company has agreed to use its reasonable best efforts to seek approval from its lenders to repay principal amounts that are in arrears. The Company will prepay the outstanding balance in certain circumstances.

         Effective August 16, 1996, the Company became a party to a service agreement with the Former Chairman. Pursuant to such agreement, the Former Chairman will provide management and strategic advisory services to the Company for a consulting fee of $1.0 million per year, for a term not to exceed ten years. Effective April 14, 1997, the annual consulting fee was reduced to $250,000 until all obligations of the Company under its senior bank credit agreement have been satisfied. Payments of $187,500 and $500,000 were made to the Former Chairman during 1998 and 1997, respectively, under the agreement. Under the proposed global settlement of the Shareholder Litigation, all obligations to the Former Chairman will terminate; in return, the Company will issue the Former Chairman 1.0 million newly issued shares of the Company's common stock and pay him $1.0 million when the proposed settlement becomes effective.

          The Company is also a party to an insurance agreement which provides insurance benefits to the Former Chairman in the event of his death or permanent disability, in an amount equal to $1.0 million per year during the 10-year term of such agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PARACELSUS HEALTHCARE CORPORATION
                                           (Registrant)



Date:  April 28, 1999            By:    /s/ CHARLES R. MILLER
                                       -------------------------------------
                                       Charles R. Miller
                                       President and Chief Operating Officer

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

                    SIGNATURE                                          TITLE                           DATE
---------------------------------------------------   ----------------------------------------  --------------------

/s/ CHARLES R. MILLER                                 President and Chief Operating             April 28, 1999
---------------------------------------------------   Officer
Charles R. Miller


/s/ JAMES G. VANDEVENDER                              Senior Executive Vice President,          April 28, 1999
---------------------------------------------------   Chief Financial Officer and Director
James G. VanDevender


/s/ ROBERT M. STARLING                                Senior Vice President and                 April 28, 1999
---------------------------------------------------   Controller
Robert M. Starling


/s/ HEINER MEYER ZU LOSEBECK                          Director                                  April 28, 1999
---------------------------------------------------
Dr. Heiner Meyer Zu Losebeck


/s/ NOLAN LEHMANN                                     Director                                  April 28, 1999
---------------------------------------------------
Nolan Lehmann


/s/ CHRISTIAN A. LANGE                                Director                                  April 28, 1999
---------------------------------------------------
Christian A. Lange


/s/ PETER SCHNITZLER                                  Director                                  April 28, 1999
---------------------------------------------------
Peter Schnitzler