Form 10-Q
period 1999-03-31
PARACELSUS HEALTHCARE CORP
filed 1999-05-17
CIK 758722

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                          Yes[X]       No[   ]

As of May 14, 1999, there were outstanding 55,118,330 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                             MARCH 31, 1999

                                  INDEX


                                                             PAGE REFERENCE
                                                               FORM 10-Q


FORWARD-LOOKING STATEMENTS                                         3


PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements-- (Unaudited)

               Condensed Consolidated Balance Sheets--
               March 31, 1999 and December 31, 1998                4

               Consolidated Statements of Operations--
               Three Months Ended March 31, 1999 and 1998          5

               Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 1999 and 1998          6

               Notes to Interim Condensed Consolidated
               Financial Statements                                7


   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations      12

PART II.       OTHER INFORMATION                                  17

SIGNATURE                                                         18

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: the outcome of litigation pending against the Company and certain affiliated persons; general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; the continued listing of the Company's common stock on the New York Stock Exchange; the Company's ability to divest assets to reduce indebtedness and to realize its tax assets; the availability and terms of capital to fund working capital requirements and the expansion of the Company's business; and the final resolution of certain proposed settlement to litigation including the court approval of the settlement terms and the fulfillment of the conditions contained therein. The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   PARACELSUS HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            ($ in 000's)

                                                     MARCH 31,     DECEMBER 31,
                                                        1999          1998
                                                    -----------    ------------
                                                    (Unaudited)      (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                        $    5,645    $   11,944
    Restricted cash                                       6,736         1,029
    Accounts receivable, net                             54,561        67,332
    Deferred income taxes                                 9,641         9,641
    Other current assets                                 48,137        38,923
                                                     ----------     ---------
        Total current assets                            124,720       128,869

Property and equipment                                  534,972       531,908
Less: Accumulated depreciation and amortization        (173,749)     (168,009)
                                                     ----------    ----------
                                                        361,223       363,899

Goodwill                                                135,699       136,994
Other assets                                             85,193        86,340
                                                     ----------    ----------
        Total assets                                 $  706,835    $  716,102
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $   45,484    $   41,301
    Accrued liabilities and other                        42,824        58,758
    Current maturities of long-term debt                  5,451         6,284
                                                     ----------    ----------
        Total current liabilities                        93,759       106,343

Long-term debt                                          541,246       533,048
Other long-term liabilities                              39,075        42,370
Stockholders' equity:
    Common stock                                        222,977       222,977
    Additional paid-in capital                              390           390
    Accumulated deficit                                (190,612)     (189,026)
                                                     ----------     ---------
        Total stockholders' equity                       32,755        34,341
                                                     ----------     ---------
Total Liabilities and Stockholders' Equity           $  706,835     $ 716,102
                                                     ==========     =========

                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in 000's, except per share data)
                               (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ------------------ -------
                                                      1999             1998
                                                    ----------     -----------

Net revenue                                         $  150,944     $  186,882
Costs and expenses:
  Salaries and benefits                                 58,965         75,116
  Other operating expenses                              58,085         74,707
  Provision for bad debts                               12,398         10,517
  Interest                                              13,104         12,379
  Depreciation and amortization                          9,815          9,276
  Unusual charges                                        1,123              -
                                                    ----------     ----------
        Total costs and expenses                       153,490        181,995
                                                    ----------     ----------
Income (loss) before minority interest, income
 taxes and extraordinary charge                         (2,546)         4,887
Minority interests                                          63         (2,585)
                                                    ----------     ----------
Income (loss) before income taxes and
 extraordinary charge                                   (2,483)         2,302
Provision (benefit) for income taxes                      (897)           677
                                                    ----------     ----------
Income (loss) before extraordinary charge               (1,586)         1,625
Extraordinary charge on extinguishment of debt, net          -         (1,175)
                                                    ----------     ----------
Net income (loss)                                   $   (1,586)    $      450
                                                    ==========     ==========
Earnings (loss) per share - basic and assuming
dilution:
   Income (loss) before extraordinary charge        $    (0.03)     $    0.03
   Extraordinary charge on extinguishment of debt, net       -          (0.02)
                                                    ----------      ---------
Net income (loss) per share                         $    (0.03)     $    0.01
                                                    ==========      =========


                                      See accompanying notes.

                    PARACELSUS HEALTHCARE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in 000's)
                                (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   (1,586)    $      450
Non-cash expenses and changes in operating
assets and liabilities                                  (3,824)        (7,951)
                                                    ----------     ----------
Net cash used in operating activities                   (5,410)        (7,501)
                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net                (5,610)        (3,836)
Decrease in other assets, net                           (2,644)         2,037
                                                    ----------     ----------
Net cash used in investing activities                   (8,254)        (1,799)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities                      10,000              -
Repayments under credit facilities                        (600)             -
Repayments of debt, net                                 (2,035)          (772)
Deferred financing costs                                     -         (3,984)
                                                    ----------     ----------
Net cash provided by (used in) financing activities      7,365         (4,756)
                                                    ----------     ----------
Decrease in cash and cash equivalents                   (6,299)       (14,056)
Cash and cash equivalents at beginning of period        11,944         28,173
                                                    ----------     ----------
Cash and cash equivalents at end of period          $    5,645     $   14,117
                                                    ==========     ==========

Supplemental Cash Flow Information:
   Interest paid                                    $   20,461     $   20,877
   Income taxes paid                                $        -     $       49

Noncash Investing Activities:
   Notes receivable from sale of hospital           $    2,269     $        -


                         See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION

      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             March 31, 1999

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. The Company presently operates 15 hospitals with 1,878 licensed beds in 9 states, of which 11 are owned and four are leased. The Company also operates four skilled nursing facilities with a total of 232 licensed beds in California, one of which is leased. See Note 6 - Subsequent Event.

BASIS OF PRESENTATION - On July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as Dakota Heartland Health Systems ("DHHS") thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. The transaction was accounted for as a step purchase acquisition. As a result of this change in control, the Company has recast its 1998 consolidated statement of operations to account for
DHHS under the consolidated method of accounting as though the transaction had occurred on January 1, 1998.

     The  accompanying   unaudited   condensed   consolidated   financial
statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The balance sheet at March 31, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Form 10-K.

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

ACCOUNTING PRONOUNCEMENTS - In March and April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs") which applied to the Company in the first quarter ended March 31, 1999. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on the circumstances under which the costs of certain computer software should be capitalized and/or expensed. SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires such costs to be expensed as incurred instead of capitalized and amortized. The adoption of the SOPs had no material impact on the Company's financial condition or results of operations.

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts).

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31, 1999       MARCH 31, 1998
                                        ------------------   ------------------
Numerator (a):
   Income  (loss)  before extraordinary
      charge                                 $ (1,586)           $  1,625
   Extraordinary charge                             -              (1,175)
                                             --------            --------
   Net income (loss)                         $ (1,586)           $    450
                                             ========            ========
Denominator:
  Weighted average shares used for basic
   earnings per share                          55,118              55,093
   Effect of dilutive securities:
      Employee stock options                        -               2,446
                                             --------            --------
   Dilutive potential common shares                 -               2,446
                                             --------            --------
      Shares used for diluted earnings
       per share                               55,118              57,539
                                             ========            ========
Income (loss) per share - basic
   assuming dilution:
      Income (loss) before extraordinary     $  (0.03)           $  0.03
        charge
      Extraordinary charge                          -             ( 0.02)
                                             --------            -------
      Net income (loss)                      $  (0.03)           $  0.01
                                             ========            =======

-------------------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

     Options to purchase 4,783,649 and 4,988,288 shares of the Company's common stock at a weighted average exercise price of $7.47 and $7.37 per share and warrants to purchase 414,906 and 422,286 shares at a weighted average exercise price of $9.00 and $8.84 per share were outstanding during the quarter ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME - Comprehensive loss for the quarter ended March 31, 1999 equaled net loss of $1.6 million as compared to comprehensive income, which equaled net income, of $450,000 for the same period in 1998.

RESTRICTED CASH - The Company had restricted cash of $6.7 million and $1.0 million at March 31, 1999 and December 31, 1998, respectively, for payments related to the commercial paper financing program.

NOTE  2. UNUSUAL CHARGES

      As previously reported, on November 25, 1998, the Company and its senior executives, Mr. Charles R. Miller, Mr. James G. VanDevender and Mr. Ronald R. Patterson executed an agreement ("the Executive Agreement") superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. As a result of the Executive Agreement, the Company recorded a net unusual charge of $1.1 million, representing a charge of $1.8 million relating to the ratable portion of required-stay amounts to be paid to the executives, offset by a gain of $671,000 from the amortization of the deferred gain recorded in connection with certain stock options forfeited by the senior executives. The Company expects to record an additional charge of $1.1 million, in the quarter ended June 30, 1999. As of March 31, 1999, the Company had funded to an escrow account amounts payable to the senior executives. As a result of the satisfactory fulfillment of certain terms and conditions set forth in the Executive Agreement, on April 14, 1999, the senior executives were paid from the escrow account amounts totaling $2.7 million, which represented the after-tax balance of the $4.6 million payments as specified by the Executive Agreement.

NOTE 3. DISPOSITION OF HOSPITAL

     Effective March 31, 1999, the Company sold Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed-bed facility located in Pikeville, Tennessee. The sales price of approximately $2.2 million, including working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million of promissory notes. The notes are secured by all outstanding common stock and assets of Bledsoe. Certain of the notes may be adjusted for any increase or decrease from a final adjustment of net working capital. The Company recorded no material gain or loss on the sale. Bledsoe's results of operations in the quarter ended March 31, 1999 were not material to the Company's consolidated statements of operations. The pro forma effect of the disposition of Bledsoe on the Company's 1998 results of operations was previously reported in the Company's Current Report on Form 8-K dated April 15, 1999.

NOTE 4. OPERATING SEGMENTS

     The Company segregates its hospitals into core and non core markets ("Core Facilities" and "Non Core Facilities", respectively). There has been no material change in the composition of Core and Non Core Facilities or in the accounting policies of the segments as previously reported in the Company's 1998 Form 10-K. The Company does not allocate income taxes, senior bank debt interest, or subordinated note interest to its reportable segments. These items, along with overhead costs, and the operations of sold/closed facilities, including Bledsoe, have been included in the All Other category. Selected segment information for the quarters ended March 31, 1999 and 1998 are as followed:

                                 THREE MONTHS  ENDED MARCH 31, 1999
                        ------------------------------------------------
                          CORE        NON CORE     ALL OTHER     TOTAL
                        ---------    ----------   ----------   ---------
Net revenue........     $ 126,056    $  21,701    $   3,187    $ 150,944
Adjusted EBITDA (a)     $  25,188    $   1,610    $  (5,239)   $  21,559


                                 THREE MONTHS ENDED MARCH 31, 1998
                        ------------------------------------------------
                          CORE        NON CORE     ALL OTHER     TOTAL
                        ---------    ----------   ----------   ---------
Net revenue             $ 128,046     $  23,776   $  35,060    $ 186,882
Adjusted EBITDA (a)     $  23,476     $   3,153   $  (2,672)   $  23,957

-------------------------------------
(a) Earnings before extraordinary charge, interest, taxes, depreciation, amortization and unusual charges.

NOTE  5.    CONTINGENCIES

SHAREHOLDERS LITIGATION - On March 24, 1999, the Company executed certain agreements providing for a proposed global settlement that will resolve substantially all claims against the Company from outstanding class action and derivative lawsuits arising out of or related to the August 1996 merger. The settlement agreements, which are described in the Company's 1998 Form 10-K, are subject to final approval by the federal district court (the "Court").

     On May 13, 1999, insurance proceeds of approximately $12.3 million were transferred to the class settlement fund. The Company expects that its insurance carriers will make an additional transfer of $1.7 million to the fund for a total of $14.0 million. On May 14, 1999, the Court held a hearing on whether, among other things, to grant preliminary approval of the proposed global settlement. If the approval is granted, a notice of the class settlement will be sent to the members of the class and a notice of the derivative settlement will be sent to all current shareholders. After an opt-out and comment period, the Court will determine whether to grant final approval. There can be no assurance that the Court will approve the settlement agreements or that the conditions contained in any such agreements will be satisfactorily fulfilled.

DEBT COMPLIANCE - The Company was in compliance with all debt covenants to which it was subject as of March 31, 1999. The Company's continued compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain non-core assets and to reduce debt. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

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

NOTE 6. SUBSEQUENT EVENTS

     On May 5, 1999, the Company entered into a definitive agreement for the sale of four Non Core Facilities, which, on a combined basis, operate 246 licensed beds. The sale included the remaining two Tennessee hospitals and two other hospitals located Georgia and Mississippi. The transaction is subject to the normal due diligence by the buyer, and the Company expects the sale to be completed in the quarter ended June 30, 1999. However, there can be no assurance on the final outcome of the due diligence process or that the terms and conditions of the definitive agreement will be satisfactorily fulfilled.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The comparison of operating results for 1999 with prior years is difficult given the acquisitions and divestitures in the affected periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods for which comparative operating results are presented. Accordingly, "same hospitals" exclude facilities sold in 1998 and Bledsoe, which was sold March 31, 1999, and include DHHS which was consolidated in 1998 and included in the Company's results of operations for both periods presented.

     Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Budget Act"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have reduced revenues and earnings significantly as these changes are phased in through 1999. The most significant changes were phased in by October 1, 1998. The Medicare/Medicaid programs accounted for approximately 48.9% of gross patient revenues for the quarter ended March 31, 1999 and 52.6% for the same period in 1998.

     Pressures to control healthcare costs and a shift from traditional Medicare/Medicaid and from traditional indemnity insurers have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. The percentage of the Company's gross patient revenues attributable to managed care increased to 33.8% in the quarter ended March 31, 1999 from 30.9% in the same period in 1998. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. The Company anticipates that its managed care business will continue to increase in the future.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999
COMPARED WITH QUARTER ENDED MARCH 31, 1998

     Net revenue for the quarter ended March 31, 1999, was $150.9 million, a decrease of $36.0 million, or 19.2%, from $186.9 million for the same period in 1998. The decline in net revenue is largely due to the ten hospitals sold in June and September of 1998. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

     Net revenue at "same hospitals" for the quarter ended March 31, 1999 was $147.8 million compared to $151.8 million in 1998, a decrease of $4.0 million, or 2.7%. Same hospitals net revenue at Core Facilities decreased $2.0 million, or 1.6%, from $128.1 million in 1998 to $126.1 million in 1999. Same hospital net revenue at Non Core Facilities decreased $2.1 million, or 8.7%, from $23.8 million in 1998 to $21.7 million in 1999. Among the Non Core Facilities, the Tennessee market hospitals, which have significant home health operations, decreased $1.3 million, or 15.1%, from $8.8 million in 1998 to $7.5 million in 1999. The decrease in net revenue at the Company's "same hospitals" is due to the Company's closure of 27 home health offices and two skilled nursing facilities and the sale of two home health agencies in 1998 in response to the 1997 Budget Act. While the restructuring of the home health operations is likely to continue in 1999, which will further reduce net revenue, the Company anticipates that the effect of the 1997 Budget Act on payment levels will not significantly impact the Company's net revenue in 1999.

     The Company's "same hospitals" experienced a 2.5% increase in inpatient admissions from 14,933 in the quarter ended March 31, 1998 to 15,305 in the comparable period in 1999. Same hospital patient days increased 3.4% from 69,618 in 1998 to 71,988 in 1999. Excluding home health visits, outpatient visits in "same hospitals" increased 6.2% from 155,882 in 1998 to 165,535 in 1999. The increase in admissions and outpatient visits resulted from (i) a delayed flu season in some markets in the current year, (ii) population growth in certain markets, (iii) an increase in the number of physicians and services at several of the Company's hospitals and (iv) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998.
 Home health visits in "same hospitals" decreased 39.4% from 122,617 in 1998 to 74,352 in 1999 primarily due to the closures or sales of home health operations as discussed above.

     The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the quarters ended March 31, 1999 and 1998.

                                                       "SAME HOSPITALS"
                                                 ------------------------------
                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                  1999         1998    % CHANGE
                                                 -------     -------   --------
Core Facilities
---------------
Patient Days                                      59,678      57,230      4.3%
Inpatient Admissions                              12,477      12,270      1.7
Outpatient Visits, excluding Home Health         139,399     127,035      9.7
Home Health Visits...............                 46,424      74,463    (37.7)

Non Core Facilities
-------------------
Patient Days                                      12,310      12,388     (0.6)%
Inpatient Admissions                               2,828       2,663      6.2
Outpatient Visits, excluding Home Health          26,136      28,847     (9.4)
Home Health Visits                                27,928      48,154    (42.0)


     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, and operating margin remained flat at 85.8% and 14.2%, respectively, between the quarters ended March 31, 1999 and 1998. Operating expenses decreased $30.9 million from $160.3 million in the quarter ended March 31, 1998 to $129.4 million in 1999 primarily from closed/sold facilities. Excluding sold/closed facilities, same hospital operating expenses decreased by approximately $1.6 million primarily from (i) a decrease of $3.9 million in salaries and benefits and other operating expenses resulting from cost cutting measures implemented in the fourth quarter of 1998 offset by (ii) an increase in provision for bad debt of $2.3 million due largely to collection issues arising from information systems conversions and personnel turnover at several hospitals.

     Operating expenses at the Company's "same hospitals" increased slightly from 80.8% of net revenue in 1998 to 81.9% in 1998, and operating margins decreased from 19.2% to 18.1%, respectively. The slight deterioration in operating margins occurred primarily at the Non Core Facilities, which declined from 13.3% in 1998 to 7.4% in 1999, due to the closure of home health operations in response to the 1997 Budget Act, overall volume reductions at these facilities and an increase in the provision
for bad debt due to reasons  stated  above.   On  a  "same  hospital"  basis,
Core Facility operating margins remained relatively constant at 19.9% in 1999 and 20.4% in 1998, despite a 22.2% increase in provision for bad debt due to
information systems conversions   and   personnel  turnover  as  previously
discussed. Management believes that the information systems conversions and personnel turnover issues have been addressed and that bad debt expense should be in line with historical results in future quarters. As previously reported, the Company undertook a series of strategic actions in 1998 to lower its cost structure in response to the 1997 Budget Act. These actions included exiting unprofitable home health businesses in several markets and implementing staff and wage reductions and other cost cutting measures. Such efforts have contributed to the stability of the Company's operating margins on a consolidated basis. Management believes that the cost savings associated with these initiatives will favorably impact the Company's results of operations throughout 1999. However, there can be no assurance that the Company will achieve its desired cost structure or that any cost reductions will be sufficient to offset present and/or future government initiatives or reductions in current levels of utilization.

     Interest expense increased $725,000 from $12.4 million in the quarter ended March 31, 1998 to $13.1 million in 1999, primarily due to an increase in borrowings under the credit facilities and the commercial paper program, which was partially offset by a decrease in interest rates under the credit facilities.

     Depreciation and amortization expense increased $539,000 from $9.3 million the quarter ended March 31, 1998 to $9.8 million for the same period in 1999 primarily due to additions to property and equipment since April 1, 1998.

     Loss before income taxes and extraordinary charge of $2.5 million for the quarter ended March 31, 1999, included an unusual charge of $1.1 million resulting from the Executive Agreement executed in November 1998. The Company expects to record an additional $1.1 million of unusual charges relating to the Executive Agreement in the quarter ended June 30, 1999. Income before income taxes and extraordinary charge of $2.3 million for the quarter ended March 31, 1998 included minority interests of $2.5 million attributable to DHHS. The Company acquired its former partner's 50% interest in DHHS in July 1998.

     The Company recorded income tax benefit of $897,000 on pre-tax loss of $2.5 million in the quarter ended March 31, 1999 and income tax expense of $677,000 on pre-tax income of $2.3 million for the same period in 1998. Income tax benefit in 1999 differed from the statutory rate due to nondeductible goodwill amortization which was offset by a non-taxable gain related to the Executive Agreement. Income tax expense in 1998 differed from the statutory rate due to nondeductible goodwill amortization which was partially offset by a decrease in valuation allowance.

     Net loss for the quarter ended March 31, 1999 was $1.6 million, or $0.03 per diluted share, compared to net income of $450,000, or $0.01 per diluted share, for the same period of 1998. Net income in 1998 included an extraordinary charge for the write-off of deferred loan costs of $1.2 million (no tax benefit), or $0.02 per share, relating to the credit facility in existence prior to March 30, 1998. Weighted average common and common equivalent shares outstanding were 55.1 million in 1999 as compared to 57.5 million in 1998. The decrease is due to the effect of dilutive securities which were excluded due to their anti-dilutive effect on 1999 net loss.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $31.0 million at March 31, 1999, an increase of $8.5 million from $22.5 million at December 31, 1998. The increase in net working capital resulted primarily from the reclassification of certain notes receivable from sale of facilities to current assets as of March 31, 1999 and the payments of accrued expenses. The Company's long-term debt as a percentage of total capitalization was 94.3% at March 31, 1999, compared to 93.9% at December 31, 1998.

     Net cash used in operating activities was $7.5 million in the quarter ended March 31, 1998 as compared to $5.4 million for the same period of 1999. Net cash used in investing activities was $8.3 million during 1999, as compared to $1.8 million during 1998. The $6.5 million increase in net cash used in investing activities was primarily attributable to increases in additions to property and equipment and in other assets. Net cash provided by financing activities during 1999 was $7.4 million, compared to net cash used in financing activities of $4.8 million during 1998. The $12.2 million increase resulted primarily from an increase in net borrowings in 1999 and the payment in 1998 of deferred financing costs associated with the refinancing of the credit facilities in March 1998.

     During the quarter ended March 31, 1999, the Company funded to an escrow account amounts payable to the senior executives under the Executive Agreement. As a result of the satisfactory fulfillment of certain terms and conditions set forth in the agreement, on April 14, 1999, the senior executives were paid from the escrow account amounts totaling $2.7 million, which represented the after-tax balance of the $4.6 million payments as specified by the Executive Agreement.

     As of May 7, 1999, the Company had $32.8 million available for borrowings under its credit facilities, subject to the terms thereof, to fund future capital expenditures, working capital requirements and the issuance of letters of credit. Additionally, approximately $20.4 million remained available for borrowings under the commercial paper program, subject to the availability of the eligible accounts receivable. The Company was in compliance with all debt covenants to which it was subject as of March 31, 1999. The Company's continued compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain non-core assets and to reduce debt. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

     The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under the credit facilities and the commercial paper program, proceeds from the sale of facilities, income tax refunds and permitted equipment leasing arrangements will be sufficient to fund future capital expenditures and working capital requirements through 1999. There can be no assurance that the above sources will sufficiently fund the Company's liquidity needs or that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity.

LITIGATION

     On March 24, 1999, the Company executed certain agreements providing for a proposed global settlement that will resolve substantially all claims against the Company from outstanding class action and derivative lawsuits arising out of or related to the August 1996 merger. The settlement agreements, which are described in the Company's 1998 Form 10-K, are subject to final approval by the Court.

     On May 13, 1999, insurance proceeds of approximately $12.3 million were transferred to the class settlement fund. The Company expects that its insurance carriers will make an additional transfer of $1.7 million to the fund for a total of $14.0 million. On May 14, 1999, the Court held a hearing on whether, among other things, to grant preliminary approval of the proposed global settlement. If the approval is granted, a notice of the class settlement will be sent to the members of the class and a notice of the derivative settlement will be sent to all current shareholders. After an opt-out and comment period, the Court will determine whether to grant final approval. There can be no assurance that the Court will approve the settlement agreements or that the conditions contained in any such agreements will be satisfactorily fulfilled.

     The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

YEAR 2000

     The following discussion updates a more complete disclosure of the Company's Year 2000 project plan previously reported in the 1998 Form 10-
K.  The Company is on track with  its Year 2000 seven-phase project plan.
As previously reported, the Company completed the first two phases of the project plan. Phases three and four involving vendor certification and developing test plans and compliance criteria for all patient care critical and operations critical items are substantially complete. The fifth phase,  which includes testing and identifying non-compliant items, is scheduled for  completion  in  the second quarter of fiscal year 1999.
All hospitals and the corporate office follow guidelines set forth in the Company's Year 2000 testing guidebook which specifies all test plans and procedures. Such test plans require that all patient care critical or operations critical systems are tested. The Company has developed a data repository to track the Year 2000 compliance progress of patient care critical or operations critical equipment and applications, as well as critical suppliers' compliance status . Based on information from the data repository, the Company has currently determined that the majority of all items identified are Year 2000 compliant. All equipment deemed not compliant will
be taken out of  service  and/or  replaced.   The Company is in the process  of
obtaining vendor certification for the remainder of the equipment and from third parties such as fiscal intermediaries, insurance companies, banks and local community service providers.

     The sixth and seventh phases involving converting/ replacing patient care and operations critical non-compliant systems and equipment and developing contingency plans for potential system failure will be completed in the fourth quarter of 1999 as planned. The Company has developed criteria to provide the basis for its Year 2000 contingency plan. The Company believes that each hospital already has contingency plans which are required in order for a hospital to obtain and retain its license. Moreover, the Company's contingency plan will include, among others, (i) a supply chain readiness assessment for all critical suppliers, (ii) a staffing plan during the weekend of the century change and the scheduling of Year 2000 critical personnel to assist and coordinate activities in the event of system malfunctions and (iii) backup procedures for all critical physical facility equipment and systems including heating, water supply, electrical power, elevators, fire detection and security, and increased fuel resources for extended usage of emergency power. Based on existing information, the Company believes that its estimate of Year 2000 expenses as previously reported in the 1998 Form 10-K remains appropriate.

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

REGULATORY MATTERS

     Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any other healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 24, 1999, the Company executed certain agreements providing for a proposed global settlement that will resolve substantially all claims against the Company from outstanding class action and derivative lawsuits arising out of or related to the August 1996 merger. The settlement agreements, which are described in the Company's 1998 Form 10-K, are subject to final approval by the Court.

     On May 13, 1999, insurance proceeds of approximately $12.3 million were transferred to the class settlement fund. The Company expects that its insurance carriers will make an additional transfer of $1.7 million to the fund for a total of $14.0 million. On May 14, 1999, the Court held a hearing on whether, among other things, to grant preliminary approval of the proposed global settlement. If the approval is granted, a notice of the class settlement will be sent to the members of the class and a notice of the derivative settlement will be sent to all current shareholders. After an opt-out and comment period, the Court will determine whether to grant final approval. There can be no assurance that the Court will approve the settlement agreements or that the conditions contained in any such agreements will be satisfactorily fulfilled.

     There have been no other material developments in the legal proceedings except as described above.

ITEM 2.   CHANGE IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

(b) Exhibits

None

27        Financial Data Schedule.

(b)  Reports on Form 8-K

     The Company filed on April 30, 1999, a Current Report on Form 8-K, dated April 15, 1999, reporting pursuant to Item 2, the sale of Paracelsus Bledsoe County Hospital, Inc. effective March 31, 1999.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Paracelsus Healthcare Corporation
                                               (Registrant)


                                       /s/ JAMES G. VANDEVENDER
Dated: May 14, 1999               By:-----------------------------------
                                           James G. VanDevender
                                     Senior Executive Vice President,
                                          Chief Financial Officer
                                                & Director