Form 10-Q
period 1999-06-30
PARACELSUS HEALTHCARE CORP
filed 1999-08-16
CIK 758722

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                          Yes[X]       No[   ]

As of August 13, 1999, there were outstanding 55,118,330 shares of the Registrant's Common Stock, no stated value.

                    PARACELSUS HEALTHCARE CORPORATION
                                FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED
                              JUNE 30, 1999

                                  INDEX

                                                                 PAGE REFERENCE
                                                                    FORM 10-Q

FORWARD-LOOKING STATEMENTS                                                3


PART I.              FINANCIAL INFORMATION

       Item 1.       Financial Statements-- (Unaudited)

                     Condensed Consolidated Balance Sheets--
                     June 30, 1999 and December 31, 1998                  4

                     Consolidated Statements of Operations--
                     Three Months and Six Months Ended June 30,           5
                     1999 and 1998

                     Condensed Consolidated Statements of Cash Flows--    6
                     Six Months Ended June 30, 1999 and 1998

                     Notes to Interim Condensed Consolidated              7
                     Financial Statements

       Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 12

PART II.             OTHER INFORMATION                                   19

SIGNATURE                                                                21

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; the continued listing of the Company's common stock on the New York Stock Exchange; the Company's ability to divest assets to reduce indebtedness and to realize its tax assets; the availability and terms of capital to fund working capital requirements and the expansion of the Company's business; the Company's continued compliance with its debt covenants and its ability to obtain waivers in the event of noncompliance; and the final resolution of settlement to litigation and the fulfillment of the conditions contained therein. The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         PARACELSUS HEALTHCARE CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   ($ in 000's)

                                                    JUNE 30,       DECEMBER 31,
                                                     1999              1998
                                                   ---------       ------------
                                                   (Unaudited)     (Note 1)
ASSETS
Current assets:
    Cash and cash equivalents                      $  12,364       $  11,944
    Restricted cash                                    1,111           1,029
    Accounts receivable, net                          60,182          67,332
    Deferred income taxes                             10,757           9,641
    Other current assets                              39,842          38,923
                                                   ---------       ---------
        Total current assets                         124,256         128,869

Property and equipment                               539,615         531,908
Less: Accumulated depreciation and amortization     (179,324)       (168,009)
                                                   ---------       ---------
                                                     360,291         363,899

Goodwill                                             134,751         136,994
Other assets                                          84,444          86,340
                                                   ---------       ---------
        Total assets                               $ 703,742       $ 716,102
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $  47,124       $  41,301
    Accrued liabilities and other                     52,392          58,758
    Current maturities of long-term debt               4,379           6,284
                                                   ---------       ---------
        Total current liabilities                    103,895         106,343

Long-term debt                                       537,759         533,048
Other long-term liabilities                           36,942          42,370
Stockholders' equity:
    Common stock                                     222,977         222,977
    Additional paid-in capital                           390             390
    Accumulated deficit                             (198,221)       (189,026)
                                                   ---------       ---------
        Total stockholders' equity                    25,146          34,341
                                                   ---------       ---------
Total liabilities and stockholders' equity         $ 703,742       $ 716,102
                                                   =========       =========

                         See accompanying notes.

                         PARACELSUS HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($ in 000's, except per share data)
                                   (Unaudited)


                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                        JUNE 30,                    JUNE 30,
                                -----------------------------------------------
                                  1999         1998          1999       1998
                                ---------   ---------    ---------   ---------
Net revenue                     $ 143,267   $ 176,693    $ 294,211   $ 363,575
Costs and expenses:
  Salaries and benefits            58,135      72,775      117,100     147,891
  Other operating expenses         56,939      71,275      115,024     145,982
  Provision for bad debts           9,087       9,363       21,485      19,880
  Interest                         13,079      13,295       26,183      25,674
  Depreciation and amortization     9,970       8,850       19,785      18,126
  Unusual items                     6,545         (22)       7,668         (22)
  Loss (gain) on sale of
    facilities                      2,387      (7,100)       2,387      (7,100)
                                ---------    --------     --------    --------
      Total costs and expenses    156,142     168,436      309,632     350,431
                                ---------    --------     --------    --------
Income (loss) before minority
 interests, income taxes and
 extraordinary charge             (12,875)      8,257      (15,421)     13,144
Minority interests                     58        (701)         121      (3,286)
                                ---------    --------     --------    --------
Income (loss) before income
 taxes and extraordinary charge   (12,817)      7,556      (15,300)      9,858
Provision (benefit) for income
 taxes                             (5,208)      1,858       (6,105)      2,535
                                ---------    --------     --------    --------
Income (loss) before
 extraordinary charge              (7,609)      5,698       (9,195)      7,323
Extraordinary charge on
 extinguishment of debt, net            -           -            -      (1,175)
                                ---------    --------     --------    --------
Net income  (loss)              $  (7,609)  $   5,698    $  (9,195)   $  6,148
                                =========   =========    =========    ========
Income (loss) per share - basic
  and assuming dilution:
     Income (loss) before
       extraordinary charge     $   (0.14)  $    0.10    $   (0.17)   $   0.13
     Extraordinary charge on
       extinguishment of debt           -           -            -       (0.02)
                                ---------   ---------    ---------    ---------
Net income (loss) per share     $   (0.14)  $    0.10    $   (0.17)   $   0.11
                                =========   =========    =========    ========

                             See accompanying notes.

                          PARACELSUS HEALTHCARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($ in 000's)
                                    (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1999          1998
                                                       ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  (9,195)    $   6,148
Non-cash expenses and changes in operating
 assets and liabilities                                   18,729        (1,929)
                                                       ---------     ---------
Net cash provided by operating activities                  9,534         4,219
                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in DHHS                                             -       (64,816)
Proceeds from sale of facilities, net of expenses          1,925        22,998
Additions to property and equipment, net                 (14,644)       (9,198)
Decrease in other assets, net                              1,923         1,763
                                                       ---------     ---------
Net cash used in investing activities                    (10,796)      (49,253)
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                     -            67
Borrowings under senior revolving credit facility         17,000        64,528
Repayments under senior revolving credit facility        (11,420)      (30,275)
Repayments of debt, net                                   (3,898)       (3,184)
Deferred financing costs                                       -        (3,984)
                                                       ---------     ---------
Net cash provided by financing activities                  1,682        27,152
                                                       ---------     ---------

Increase (decrease) in cash and cash equivalents             420       (17,882)
Cash and cash equivalents at beginning of period          11,944        28,173
                                                       ---------     ---------
Cash and cash equivalents at end of period             $  12,364     $  10,291
                                                       =========     =========
Supplemental Cash Flow Information:
   Interest paid                                       $  26,542     $  24,568
   Income taxes (refunded) paid                        $     (26)    $    (415)
Noncash Investing Activities:
   Notes receivable from sale of hospitals             $   6,169     $       -
   Capital lease obligations                           $   1,124     $       -


                         See accompanying notes.

                      PARACELSUS HEALTHCARE CORPORATION
      NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                              June 30, 1999

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The balance sheet at June 30, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Form 10-K.

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

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted income (loss) before extraordinary charge per share (dollars in thousands, except per share amounts).

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                 ------------------        --------------------
                                   1999        1998          1999        1998
                                 --------    ---------     --------    --------
Numerator (a):
  Income (loss) before
    extraordinary charge         $ (7,609)   $  5,698      $ (9,195)   $  7,323
                                 ========     =======      ========    ========
Denominator:
  Weighted average shares used
    for basic earnings per
    share                          55,118       55,103        55,118     55,098
                                  -------     --------      --------   --------
   Effect of dilutive securities:
     Employee stock options             -        2,445             -      2,446
                                  -------     --------      --------   --------
   Dilutive potential common
     shares                             -        2,445             -      2,446
                                  -------     --------      --------   --------
     Shares used for diluted
       earnings per share          55,118       57,548        55,118     57,544
                                  =======     ========      ========   ========
Income (loss) before extraordinary
charge per share:,
   Basic                         $  (0.14)    $   0.10      $  (0.17)  $   0.13
                                 ========     ========      ========   ========
   Diluted                       $  (0.14)    $   0.10      $  (0.17)  $   0.13
                                 ========     ========      ========   ========

------------------------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

     Options to purchase 7,671,402 and 4,988,000 shares of the Company's common stock at a weighted average exercise price of $4.98 and $7.37 per share and warrants to purchase 414,906 shares at a weighted average exercise price of $9.00 per share were outstanding during the three and six months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because their inclusion would have an antidilutive effect in the periods presented.

RESTRICTED CASH - The Company had restricted cash of $1.1 million and $1.0 million at June 30, 1999 and December 31, 1998, respectively, for payments related to the commercial paper financing program.

COMPREHENSIVE INCOME  -  The  Company  had  no other comprehensive income
(loss) for the three and six months ended June 30, 1999 and 1998. Comprehensive income (loss) equaled net income (loss) for each of the periods presented on the accompanying Consolidated Statements of Operations.

NOTE 2.    UNUSUAL ITEMS

     In the six months ended June 30, 1999, the Company recorded unusual items of $7.7 million, which included a $2.2 million net charge associated with the execution of an executive agreement with certain current and former officers of the Company, as previously reported, and a $5.5 million corporate restructuring charge. The restructuring charge was recorded in June 1999 as a result of the Company's efforts to further reduce corporate overhead through the consolidation and/or elimination of various corporate functions and contracts and a reduction of corporate office space under lease. Such charge included $2.2 million for employee termination costs, $1.3 million for the cancellation of certain lease and maintenance contracts and $2.0 million for the write-down of certain deferred costs, leasehold improvements and redundant equipment. Employee termination and contract cancellation costs totalling $3.5 million were included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 1999.

NOTE 3.    DISPOSITIONS OF HOSPITALS

     Effective June 30, 1999, the Company sold substantially all of the assets of four skilled nursing facilities (collectively, the "Convalescent Hospitals"). The facilities had 232 licensed beds. The sales price of approximately $6.9 million, which excluded net working capital, was paid by a combination of $3.0 million in cash and a $3.9 million second lien promissory note. The note matures on June 30, 2004 and is subject to prepayment discounts. In connection with the sale, the Company paid $1.0 million to terminate a lease agreement at one of the facilities and used the remaining cash proceeds of $2.0 million from the sale to reduce its outstanding indebtedness under its senior revolving credit facility. The Company recorded a pretax gain of approximately $1.3 million on the disposition.

     In June 1999, the Company also recorded a loss on sale of facilities of $3.7 million in connection with the sale of the eight hospitals located in metropolitan Los Angeles ("LA Metro") as previously reported in the Company's 1998 Form 10-K. The charge resulted from the final settlement of working capital and the recognition of a prepayment discount on certain promissory notes. The notes were repaid in full during the second quarter of 1999 and the proceeds were used to reduce the Company's indebtedness under the senior revolving credit facility.

     Effective March 31, 1999, the Company sold the stock of Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed bed facility located in Pikeville, Tennessee. The sales price of approximately $2.2 million, including working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million in promissory notes. The notes are secured by all outstanding common stock and assets of Bledsoe. The Company recorded no material gain or loss on the Bledsoe disposition.

     On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123 licensed bed acute care hospital and a 60 licensed bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico Hospitals") for $25.0 million in cash plus working capital and the termination of a facility operating lease and related letter of credit. The Company recognized a pretax gain of $7.1 million on the disposition.

     The results of operations of the Convalescent Hospitals and Bledsoe for the six months ended June 30, 1999 were not material to the Company's consolidated statements of operations, individually and on a combined basis. The pro forma effect of the dispositions of the Convalescent Hospitals, Bledsoe, the Chico Hospitals and LA Metro on the Company's 1998 results of operations was previously reported in the Company's Current Report on Form 8-K dated July 16, 1999.

NOTE 4.    LONG-TERM DEBT

     Effective June 30, 1999, the Company amended its senior bank credit agreement (the "Amended Agreement"). The Amended Agreement provides for, among other things (i) a 0.25% increase in interest rates applicable to the Company's revolving credit facility and Tranche A term loan facility (outstanding borrowings of $88.9 million and $41.8 million, respectively, at June 30,1999), with such rates subject to an additional 0.25% increase, retroactive to August 13, 1999, in the event certain asset dispositions do not occur, as defined, by November 15, 1999 (ii) a 0.50% increase in the interest rate applicable to the Company's Tranche B term loan facility

(outstanding borrowings of $69.5 million at June 30, 1999), with such rates subject to an additional 0.50% increase, retroactive to August 13, 1999, in the event certain asset dispositions do not occur, as defined, by November 15, 1999 (iii) a change in certain financial covenants for the last three quarters of 1999, (iv) a reduction in the revolving credit loan commitments for any prepayment made in connection with an asset disposition, as defined, (v) an increase in permitted letters of credit from $25.0 million to $26.0 million and (vi) approval of certain asset dispositions, as defined. Pursuant to the Amended Agreement, the interest rates, as adjusted, in effect on June 30, 1999 were 8.33% under the revolving credit facility and Tranche A term loan facility and 8.58% under Tranche B term loan facility.

     Effective July 21, 1999, the Company received waivers to certain provisions of the Amended Agreement to permit the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion Healthcare Corporation ("Champion") and two related public offerings. The terms of the global settlement were described in detail in the Company's Annual Report on Form 10-K filed on April 13, 1999 (See Note 6).

     At June 30, 1999, the Company was in compliance with all debt covenants to which it was subject under the Amended Agreement. The Company's continued compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain non-core assets to reduce debt. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

NOTE 5. OPERATING SEGMENTS

     The Company segregates its hospitals into core and non core markets ("Core Facilities" and "Non Core Facilities", respectively). There has been no material change in the composition of Core and Non Core Facilities or in the accounting policies of the segments as previously reported in the Company's 1998 Form 10-K, except for the reclassification of the Non Core Facilities sold in 1999 to the "All Other" segment in each of the periods presented below. The Company does not allocate income taxes, senior bank debt interest, or subordinated note interest to its reportable segments. These items, along with overhead costs, and the operations of sold/closed facilities, including the Convalescent Hospitals, Bledsoe, the Chico Hospitals and LA Metro, have been included
in the "All Other" category.   Selected  segment  information for the
three and six months ended June 30, 1999 and 1998 are as follows:

                                   THREE MONTHS  ENDED JUNE 30, 1999
                            ---------------------------------------------------
                             CORE         NON CORE      ALL OTHER     TOTAL
                            ---------    -----------    -----------   ---------
Net revenue                 $ 122,092    $  17,506      $  3,669      $ 143,267
Adjusted EBITDA (a)         $  23,487    $     994      $ (5,317)     $  19,164

                                    THREE MONTHS ENDED JUNE 30, 1998
                            ---------------------------------------------------
                              CORE         NON CORE      ALL OTHER     TOTAL
                            ---------    -----------    -----------   ---------
Net revenue                 $ 123,458     $  19,263     $ 33,972      $ 176,693
Adjusted EBITDA (a) (b)     $  24,015     $   1,775     $ (3,211)     $  22,579

                                    SIX MONTHS  ENDED JUNE 30, 1999
                            ---------------------------------------------------
                               CORE         NON CORE      ALL OTHER    TOTAL
                            ---------    ------------     ---------   ---------
Net revenue                 $ 248,148    $     36,868    $    9,195   $ 294,211
Adjusted EBITDA (a)         $  48,676    $      2,506    $  (10,459)  $  40,723

                                    SIX MONTHS ENDED JUNE 30, 1998
                            ---------------------------------------------------
                               CORE        NON CORE      ALL OTHER     TOTAL
                            ---------    ------------    ---------    ---------
Net revenue                 $ 251,504    $    40,658     $   71,413   $ 363,575
Adjusted EBITDA (a) (b)     $  47,492    $     4,747     $   (5,703)  $  46,536

---------------------------------------------
(a) Earnings before extraordinary charge, interest, taxes, depreciation, amortization and unusual charges.
(b) Core Facilities adjusted EBITDA for the three and six months ended June 30, 1998 included minority interest of $1.6 million and $4.1 million, respectively, attributable to the Company's former partner in DHHS.

NOTE 6.    CONTINGENCIES

SHAREHOLDERS LITIGATION - On July 22, 1999, the United States District Court for the Southern District of Texas granted final approval of the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion and two related public offerings. The terms of the global settlement were described in detail in the Company's 1998 Annual Report on Form 10-K. The court's approval is subject to appeal for a period of thirty days. Barring any appeals, the settlement will take effect ten days after the expiration of the appeal period.

IMPACT OF YEAR 2000 - The Company has a Year 2000 strategy for its hospitals and corporate office that includes phases for education, inventory and assessment of applications and equipment at risk, analysis and planning, testing, conversion/remediation/replacement and post-implementation and contingency planning. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, or that the Company will not experience difficulties obtaining resources needed to make modifications to correct or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

NOTE 7.    SUBSEQUENT EVENT

     In July 1999,  the definitive agreement on the sale of the remaining
two  Tennessee  facilities   and   the  two  facilities  in  Georgia  and
Mississippi, as previously reported, was terminated.

     Effective August 16, 1999, the Company entered into a definitive agreement to transfer the stock of its subsidiary which will hold substantially all the assets of the Company's five Utah hospitals with 640 licensed beds, including PHC Regional Hospital and Medical Center which has been closed since June 1997, to an unrelated third-party. The consideration for the transfer includes a combination of cash and a minority interest in the transferred subsidiary. When completed, the transaction will eliminate indebtedness currently outstanding under the senior credit facilities and reduce borrowings under the commercial paper financing program. The transaction is subject to regulatory approvals and the normal due diligence. The Company expects the transfer to be completed in the fourth quarter of 1999. However, there can be no assurance on the final outcome of the due diligence process or that the terms and conditions of the definitive agreement will be satisfactorily fulfilled.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The comparison of operating results for 1999 with prior years is difficult given the acquisitions and divestitures in the affected periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout the periods for which comparative operating results are presented. Accordingly, "same hospitals" exclude facilities sold in 1998, the Convalescent Hospitals and Bledsoe, which were sold effective June 30 and March 31, 1999, respectively, and include DHHS which was consolidated in 1998 and included in the Company's results of operations for both periods presented.

     While the most significant changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Budget Act") and certain proposed changes to various states' Medicaid programs were phased in by October 1, 1998, these changes continue to have an unfavorable impact on the Company's revenues and earnings through 1999. Additionally, pressures to control healthcare costs and a shift from traditional Medicare/Medicaid and traditional indemnity insurers have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, from which the Company generally receives lower payments per patient. The Company anticipates that its managed care business will continue to increase in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Net revenue for the three months ended June 30, 1999, was $143.3 million, a decrease of $33.4 million, or 18.9%, from $176.7 million for the same period in 1998. The decline in net revenue is largely due to the sale of eight acute care hospitals in June and September of 1998 and the sale of Bledsoe in March 1999. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

     Net revenue at "same hospitals" for the three months ended June 30, 1999 was $139.6 million compared to $142.7 million in 1998, a decrease of $3.1 million, or 2.2%. Same hospital net revenue at Core Facilities decreased $1.4 million, or 1.1%, from $123.5 million in 1998 to $122.1 million in 1999. Same hospital net revenue at Non Core Facilities decreased $1.8 million, or 9.1%, from $19.3 million in 1998 to $17.5 million in 1999. Same hospital net revenue decreased in the three months ended June 30, 1999 as compared to the same period in the prior year due largely to the unfavorable impact of certain key provisions of the 1997 Budget Act, which were not implemented until the second half of 1998 and resulted in the closure of certain skilled nursing facilities and the restructuring of home health operations in the third and fourth quarters of 1998. Additionally, increased managed care presence in certain markets and downward pressure on payment levels by managed care plans unfavorably affected same hospital net revenue in 1999. The full impact of the 1997 Budget Act and managed care trend on same hospital net revenue were partially mitigated by increased patient volumes in admissions, patient days and outpatient visits (excluding home health). While the restructuring of the home health operations and increasing managed care penetration are likely to continue in 1999, which may further reduce net revenue, the Company anticipates that the 1997 Budget Act will not have a significant impact on Company's net revenue in the second half of 1999 as compared to 1998.

     The Company's "same hospitals" experienced a 1.7% increase in inpatient admissions from 14,017 in the three months ended June 30, 1998 to 14,256 in the comparable period in 1999. "Same hospitals" patient days increased 1.7% from 62,729 in 1998 to 63,768 in 1999. Excluding home health visits, outpatient visits in "same hospitals" increased 1.6% from 157,216 in 1998 to 159,757 in 1999. The increase in admissions and outpatient visits were primarily driven by the Core Facilities and resulted from (i) favorable demographic changes in certain markets, (ii) an increase in the number of physicians and services at several of the Company's hospitals and (iii) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998. Volume at the Non Core Facilities, as reported below, declined due to the closure of certain operations and increasing competition in a selected market. Home health visits in "same hospitals" decreased 35.1% from 103,560 in 1998 to 67,163 in 1999 primarily due to the closure or sale of home health operations throughout 1998.

     The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the three months ended June 30, 1999 and 1998.

                                                     "SAME HOSPITALS"
                                           -----------------------------------
                                                THREE MONTHS ENDED JUNE 30,
                                           -----------------------------------
                                               1999         1998     % CHANGE
                                           ----------    ----------  ---------
Core Facilities
---------------
Patient Days                                   54,836       51,985       5.5%
Inpatient Admissions                           12,168       11,717       3.8
Outpatient Visits, excluding Home Health      135,249      128,540       5.2
Home Health Visits                             41,485       62,370     (33.5)

Non Core Facilities
-------------------
Patient Days                                    8,932       10,744     (16.9)%
Inpatient Admissions                            2,088        2,300      (9.2)
Outpatient Visits, excluding Home Health       24,508       28,676     (14.5)
Home Health Visits                             25,678       41,190     (37.7)

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, remained relatively flat at 86.7% and 86.8% for the three months ended June 30, 1999 and 1998, respectively. Operating expenses decreased $29.2 million from $153.4 million in 1998 to $124.2 million in 1999 primarily from the Company's strategic disposition of certain facilities or closure of unprofitable business operations, and from cost reduction efforts implemented in the latter part of 1998. These initiatives contributed to the stability of the Company's operating margins, which were 13.3% and 13.2% in 1999 and 1998, respectively.

     Operating expenses at the Company's "same hospitals" increased from 80.8% of net revenue in 1998 to 82.5% in 1999, and operating margins decreased from 19.2% to 17.5%, respectively. On a "same hospital" basis, Core Facility operating margins declined from 20.8% in 1998 to 19.2% in 1999. The decline reflects, in part, the implementation of certain key components of the 1997 Budget Act in the latter half of 1998, particularly with respect to the Company's home health operations, as well as continuing downward pressure on payment levels by managed care plans. Operating margins were also negatively impacted by the loss of higher margin home health volume and higher labor costs resulting from a combination of increased patient volume and tight labor markets at certain facilities. Operating margins at the Non Core Facilities declined from 9.2% in 1998 to 5.7% in 1999, due to a significant reduction in the home health operations which led to overall volume reductions at these facilities and an increase in the provision for bad debt due to collection issues from a computer system conversion at one facility. In addition to the cost reduction strategies implemented in 1998, the Company implemented a plan in 1999 to further reduce corporate overhead through the consolidation and/or elimination of corporate office space and various corporate functions and contracts. Management believes that the cost savings associated with these initiatives will have a favorable impact on the Company's results of operations throughout 1999. However, there can be no assurance that the Company will achieve its desired cost structure or that any cost reductions will be sufficient to offset present and/or future government initiatives and the effect of increasing managed care penetration in selected markets.

     Depreciation and amortization expense increased $1.1 million from $8.9 million in the three months ended June 30, 1998 to $10.0 million for the same period in 1999 primarily due to the Company's acquisition of DHHS on July 1, 1998 and additions to property and equipment.

     Loss before income taxes was $12.8 million for the three months ended June 30, 1999 and included (i) unusual charges of $6.5 million, which consisted of a $5.5 million corporate restructuring charge and a $1.0 million charge associated with an executive agreement executed in November 1998 (see Note 2) and (ii) loss on sale of hospitals of $2.4 million (see Note 3). Income before income taxes of $7.6 million for the three months ended June 30, 1998 included a $7.1 million gain from sale of the Chico Hospitals and minority interests of $1.6 million attributable to DHHS. The Company acquired its former partner's 50% interest in DHHS in July 1998.

     The Company recorded income tax benefit of $5.2 million for the three months ended June 30, 1999 and income tax expense of $1.9 million for the same period in 1998. Income tax benefit in 1999 approximated the statutory rate due to the offset of nondeductible goodwill amortization and a non-taxable gain related to the executive agreement. Income tax expense in 1998 differed from the statutory rate due to a decrease in the valuation allowance, which was partially offset by nondeductible goodwill amortization.

     Net loss for the three months ended June 30, 1999 was $7.6 million, or $0.14 per diluted share, compared to net income of $5.7 million or $0.10 per diluted share, for the same period of 1998. Weighted average common and common equivalent shares outstanding were 55.1 million and
57.5 million in 1999 and 1998, respectively. The decrease in weighted average common and common equivalent shares outstanding resulted from the effect of dilutive securities, which were excluded due to their anti-dilutive effect on 1999 net loss.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     Net revenue for the six months ended June 30, 1999, was $294.2 million, a decrease of $69.4 million, or 19.1%, from $363.6 million for the same period in 1998. The decline in net revenue is largely due to the sale of Bledsoe in March 1999 and eight acute care hospitals sold in 1998. The remaining decline in net revenue occurred at the Company's "same hospitals," as discussed below.

     Net revenue at "same hospitals" for the six months ended June 30, 1999 was $285.0 million compared to $292.2 million in 1998, a decrease of $7.2 million, or 2.4%. Same hospital net revenue at Core Facilities decreased $3.4 million, or 1.3%, from $251.5 million in 1998 to $248.1 million in 1999. Same hospital net revenue at Non Core Facilities decreased $3.8 million, or 9.3%, from $40.7 million in 1998 to $36.9 million in 1999. As previously discussed, increased patient volumes in admissions, patient days and outpatient visits (excluding home health) partially mitigated the decline in same hospital net revenue that resulted from the implementation of certain key provisions of the 1997 Budget Act in the second half of 1998, which led to the eventual closure of certain skilled nursing facilities and the restructuring of home health operations. The decline in same store net revenue was also due to the increased penetration of managed care plans at selected markets.

     The Company's "same hospitals" experienced a 2.1% increase in inpatient admissions from 28,950 in the six months ended June 30, 1998 to 29,561 in the comparable period in 1999. Same hospital patient days increased 2.6% from 132,347 in 1998 to 135,756 in 1999. Excluding home health visits, outpatient visits in "same hospitals" increased 3.9% from 313,098 in 1998 to 325,292 in 1999. The increase in admissions and outpatient visits resulted from (i) a delayed flu season in some markets in the current year, (ii) favorable demographic changes in certain markets, (iii) an increase in the number of physicians and services at several of the Company's hospitals and (iv) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998. Home health visits in "same hospitals" decreased 37.4% from 226,177 in 1998 to 141,515 in 1999 primarily due to the 1998 closure or sale of home health operations in response to the  1997 Budget
Act.

     The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the six months ended June 30, 1999 and 1998.

                                                  "SAME HOSPITALS"
                                         -----------------------------------
                                              SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------
                                            1999          1998     % CHANGE
                                         ----------    ----------  ---------
Core Facilities
---------------
Patient Days                               114,514       109,215       4.9%
Inpatient Admissions                        24,645        23,987       2.7
Outpatient Visits, excluding Home Health   274,648       255,575       7.5
Home Health Visits                          87,909       136,833     (35.8)

Non Core Facilities
-------------------
Patient Days                                21,242        23,132      (8.2)%
Inpatient Admissions                         4,916         4,963      (0.9)
Outpatient Visits, excluding Home Health    50,644        57,523     (12.0)
Home Health Visits                          53,606        89,344     (40.0)

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, remained relatively flat at 86.2% and 86.3%, respectively, for the six months ended June 30, 1999 and 1998, respectively. Operating expenses decreased $60.1 million from $313.7 million in the six months ended June 30, 1998 to $253.6 million in 1999 largely due to reductions from closed/sold facilities and cost reduction initiatives implemented in the second half of 1998. Operating margins were 13.8% and 13.7% in 1999 and 1998, respectively.

     Operating expenses at the Company's "same hospitals" increased from 80.7% of net revenue in 1998 to 82.1% in 1999, and operating margins decreased from 19.3% to 17.9%, respectively. Core Facility operating margins declined from 20.6% in 1998 to 19.6% in 1999, and Non Core Facility operating margins decreased from 11.7% to 6.8%, respectively. As discussed above, the decline in operating margins reflects (i) the implementation of certain key components of the 1997 Budget Act in the latter half of 1998, particularly with respect to the Company's home health operations, (ii) continuing downward pressure on payment levels by managed care plans, (ii) the loss of higher margin home health volume and
(iii) higher labor costs resulting from a combination of increased patient volume and tight labor markets at certain facilities. Additionally, operating margins were further reduced by an increase in the first quarter 1999 bad debt expense due to collection issues arising from information systems conversions and personnel turnover at several facilities. These issues have largely been resolved and management expects that bad debt expense should be in line with historical results for the remainder of 1999. Management also believes that the cost savings associated with the initiatives implemented in 1998 and 1999 will have a favorable impact on the Company's results of operations throughout 1999. However, there can be no assurance that the Company will achieve its desired cost structure or that any cost reductions will be sufficient to offset present and/or future government initiatives and the effect of increasing managed care penetration.

     Interest expense increased $509,000 from $25.7 million in the six months ended June 30, 1998 to $26.2 million in 1999, primarily due to an net increase in borrowings under the senior credit facilities (primarily to fund the acquisition of DHHS in July 1998 and working capital) and the commercial paper program, which was partially offset by a decrease in interest rates under the credit facilities.

     Depreciation and amortization expense increased $1.7 million from $18.1 million in the six months ended June 30, 1998 to $19.8 million for the same period in 1999 primarily due to the acquisition of DHHS on July 1, 1998 and additions to property and equipment.

     Loss before income taxes and extraordinary charge was $15.3 million for the six months ended June 30, 1999 and included (i) unusual charges of $7.7 million, which consisted of a $5.5 million corporate restructuring charge and a $2.2 million charge associated with the executive agreement executed in November 1998 (see Note 2) and (ii) a loss on sale of facilities of $2.4 million (see Note 3). Income before income taxes and extraordinary charge was $9.9 million for the six months ended June 30, 1998 and included a gain on sale of the Chico Hospitals of $7.1 million and minority interests of $4.1 million attributable to DHHS.

     The Company recorded income tax benefit of $6.1 million in the six months ended June 30, 1999 and income tax expense of $2.5 million for the same period in 1998. Income tax benefit in 1999 approximated the statutory rate due to the offset of nondeductible goodwill amortization and a non-taxable gain related to the executive agreement. Income tax expense in 1998 differed from the statutory rate due to a decrease in the valuation allowance, which was partially offset by nondeductible goodwill amortization.

     Net loss for the six months ended June 30, 1999 was $9.2 million, or $0.17 per diluted share, compared to net income of $6.1 million, or $0.11 per diluted share, for the same period of 1998. Net income in 1998 included an extraordinary charge for the write-off of deferred loan costs of $1.2 million (net of tax benefits of $816,000), or $0.02 per share, relating to the credit facility in existence prior to March 30, 1998. Weighted average common and common equivalent shares outstanding were
55.1 million and 57.5 million in 1999 and 1998, respectively. The decrease in weighted average common and common equivalent shares outstanding resulted from the effect of dilutive securities, which were excluded due to their anti-dilutive effect on 1999 net loss.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $20.4 million at June 30, 1999, a decrease of $2.1 million from $22.5 million at December 31, 1998. The decrease in net working capital resulted primarily from an increase in accrued expenses for corporate restructuring charges recorded in June 1999, which was partially offset by a reduction in accounts receivable.

The Company's   long-term  debt  as  a  percentage  of  total  capitalization increased to 95.5% at June 30, 1999, compared to 93.9% at December 31, 1998, as the result of the 1999 year-to-date net loss and from additional net borrowings under the senior credit facilities.

     The acquisition of the remaining 50% interest in DHHS in July 1998 and increased efficiency in the utilization of the Company's operating assets and liabilities contributed to a $5.3 million increase in net cash provided by operating activities, which was $9.5 million in the six months ended June 30, 1999 as compared to $4.2 million for the same period in 1998. Net cash used in investing activities decreased $38.5 million from $49.3 million in 1998 to $10.8 million in 1999 due to (i) the acquisition of DHHS for $64.8 million in 1998 partially offset by
(ii) a decrease in proceeds from sale of facilities of  $21.1 million and
(iii) an increase in property and equipment additions primarily from facility expansions at selected facilities and increased capital expenditures in 1999 associated with Year 2000 and computer system conversions. Net cash provided by financing activities during 1999 was $1.7 million as compared to $27.2 million during 1998. The $25.5 million decrease resulted primarily from a decrease in acquisition related borrowings in 1999 relative to 1998, partially offset by a decrease in repayments under the revolver portion of the senior credit facilities and the payment of deferred financing costs associated with the refinancing of the senior credit facility in March 1998.

     Effective June 30, 1999, the Company amended its senior bank credit agreement (the "Amended Agreement"). The Amended Agreement provides for, among other things (i) a 0.25% increase in interest rates applicable to the Company's revolving credit facility and Tranche A term loan facility (outstanding borrowings of $88.9 million and $41.8 million, respectively, at June 30,1999), with such rates subject to an additional 0.25% increase, retroactive to August 13, 1999, in the event certain asset dispositions do not occur, as defined, by November 15, 1999 (ii) a 0.50% increase in the interest rate applicable to the Company's Tranche B term loan facility (outstanding borrowings of $69.5 million at June 30, 1999), with such rates subject to an additional 0.50% increase, retroactive to August 13, 1999, in the event certain asset dispositions do not occur, as defined, by November 15, 1999 (iii) a change in certain financial covenants for the last three quarters of 1999, (iv) a reduction in the revolving credit loan commitments for any prepayment made in connection with an asset disposition, as defined, (v) an increase in permitted letters of credit from $25.0 million to $26.0 million and (vi) approval of certain asset dispositions, as defined. Pursuant to the Amended Agreement, the interest rates, as adjusted, in effect on June 30, 1999 were 8.33% under the revolving credit facility and Tranche A term loan facility and 8.58% under Tranche B term loan facility.

     At June 30, 1999, the Company was in compliance with all debt covenants to which it was subject under the Amended Agreement. The Company's continued compliance with its debt covenants is predicated on its ability to maintain certain levels of operating performance and on its ability to sell certain assets to reduce debt. If the Company is unable to meet these objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

     In June 1999, the Company recorded a corporate restructuring charge of $5.5 million in connection with its effort to further reduce corporate overhead through the consolidation and/or elimination of corporate functions and contracts and a reduction of corporate office space under lease. Such charge included $2.2 million for employee termination costs, $1.3 million for the cancellation of various leases and maintenance contracts and $2.0 million for the write-down of certain deferred costs, leasehold improvements and redundant equipment. Management expects that approximately $3.5 million, which represented the cash portion of the restructuring charge, will be paid in the second half of this year.

     Effective July 21, 1999, the Company received waivers to certain provisions of the Amended Agreement to permit the global settlement of the putative class and derivative actions arising out of the Company's

August 1996 merger with Champion and two related public offerings. The terms of the global settlement were described in detail in the Company's Annual Report on Form 10-K filed on April 13, 1999.

     As of August 16, 1999, the Company had $22.5 million available for borrowings under the revolver portion of its senior credit facilities, subject to the terms thereof, to fund future capital expenditures, working capital requirements and the issuance of letters of credit. Additionally, approximately $14.6 million remained available for borrowings under the commercial paper program, subject to the availability of the eligible accounts receivable.

     Effective August 16, 1999, the Company entered into a definitive agreement to transfer the stock of its subsidiary which will hold substantially all the assets of the Company's five Utah hospitals with 640 licensed beds, including PHC Regional Hospital and Medical Center which has been closed since June 1997, to an unrelated third-party. The consideration for the transfer includes a combination of cash and a minority interest in the transferred subsidiary. When completed, the transaction will eliminate indebtedness currently outstanding under the senior credit facilities, reduce borrowings under the commercial paper financing program and provide additional capital for working capital needs and investment in existing markets. The transaction is subject to regulatory approvals and the normal due diligence. The Company expects the transfer to be completed in the fourth quarter of 1999. However, there can be no assurance on the final outcome of the due diligence process or that the terms and conditions of the definitive agreement will be satisfactorily fulfilled.

     The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under the senior credit facilities and the commercial paper program, proceeds from the sale of facilities, income tax refunds and permitted equipment leasing arrangements will be sufficient to fund future capital and Year 2000 expenditures (see "Year 2000" discussion below) and working capital requirements through 1999. There can be no assurance that the above sources will sufficiently fund the Company's liquidity needs or that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity.

LITIGATION

     On July 22, 1999, the United States District Court for the Southern District of Texas granted final approval of the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion and two related public offerings. The terms of the global settlement were described in detail in the Company's 1998 Annual Report on Form 10-K. The court's approval is subject to appeal for a period of thirty days. Barring any appeals, the settlement will take effect ten days after the expiration of the appeal period.

     The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

YEAR 2000

     The following discussion updates a more complete disclosure of the Company's Year 2000 project plan previously reported in the 1998 Form 10-
K. The Company is on track with its Year 2000 seven-phase project plan. As previously reported, the Company completed the first two phases of the project plan. Phases three and four involving vendor certification and developing test plans and compliance criteria for all patient care critical and operations critical items are completed. The fifth phase, which includes testing all patient care critical or operations critical systems and identifying/replacing non-compliant items, is substantially completed and documented in the Company's Year 2000 data repository. Non-compliant patient care or operation critical systems have either been replaced or the Company is in the process of approving/ ordering replacement systems. The Company has also received vendor certification from a majority of the critical suppliers and third parties such as fiscal intermediaries, insurance companies, banks and local community service providers.

     The sixth phase, which involves developing contingency plans, is in process and is scheduled for completion in the third quarter of 1999. The Company has established and communicated a master contingency plan guideline to all facilities and the corporate office requiring each functional department to develop and document alternative means to address all identifiable types of Year 2000 disruptions. The contingency plan, by functional department, will include the identification of (i) core functions and related supporting mission-critical systems, (ii) procedures to detect data corruption and manual/replacement procedures to execute in the event of system malfunction, (iii) loss impact of potential failures on departmental core functions and procedures for restoring data loss, (iv) a supply chain readiness assessment for all critical suppliers, (v) a staffing plan during the weekend of the century change and the scheduling of Year 2000 critical personnel to assist and coordinate activities in the event of system malfunctions (vi) emergency notification procedures with the Corporate command center and with points of contact, including vendors, customers and/or legal counsel, (vii) backup procedures for all critical physical facility equipment and systems including heating, water supply, electrical power, elevators, fire detection and security, and increased fuel resources for extended usage of emergency power, and (viii) validation plan to ensure that the contingency plan is realistic and executable. The seventh and final phase which focuses on identifying and correcting any unpredictable malfunction in the systems and equipment will be conducted throughout the second half of the year, as planned.

     Based on existing information, the Company believes that its estimate of Year 2000 total costs in the range of $8.0 million to $10.0 million, as previously reported in the 1998 Form 10-K, remains appropriate. To date, the Company has incurred approximately $5.5 million in capital expenditures on replacement systems and capital projects that would have been undertaken notwithstanding the Year 2000 compliance program, but the timing of which was accelerated. The Company has also incurred approximately $1.0 million in expenses to date, including approximately $400,000 associated with the write-off of non-compliant systems, which were or will be replaced. The Company expects to incur the remainder of the projected cost, estimated at $1.5 million to $3.5 million, in the latter half of 1999. The Company continues to review its Year 2000 total cost estimate as appropriate. There can be no assurance that the total projected Year 2000 costs, as reported, will not differ materially from the actual costs incurred by the Company.

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


PART II.     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     On July 22, 1999, the United States District Court for the Southern District of Texas granted final approval of the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion and two related public offerings. The terms of the global settlement were described in detail in the Company's 1998 Annual Report on Form 10-K. The court's approval is subject to appeal for a period of thirty days. Barring any appeals, the settlement will take effect ten days after the expiration of the appeal period.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORT ON FORM 8-K

(c) Exhibits

3.1 Amended and Restated Bylaws of Paracelsus Healthcare Corporation dated March 24, 1999.

10.76 Employment agreement effective July 1, 1999 between James G. VanDevender and Paracelsus Healthcare Corporation.*

10.77 Third Amendment to Amended and Restated Credit Agreement and Approval of Asset Dispositions effective June 30, 1999.

10.78 Shareholder Agreement dated March 19, 1999, between Park-Hospital GmbH and Paracelsus Healthcare Corporation.

10.79 Settlement Agreement dated March 24, 1999, by and among the former shareholders of Champion Healthcare Corporation, Park-Hospital GmbH, Dr. Manfred Georg Krukemeyer, and Paracelsus Healthcare Corporation.

10.80 Stipulation of Settlement dated May 11, 1999, by and among plaintiffs, individually and as representatives of the Class, as defined, Paracelsus
     Healthcare Corporation, Manfred G. Krukemeyer, R.J. Messenger, James T. Rush, Charles R. Miller, James G. VanDevender, the Champion Shareholders, as defined, Park-Hospital GmbH, Donaldson Lufkin & Jenrette Securities Corporation, Bear Stearns & Co., Inc., Smith Barney, Inc., and ABN AMRO Chicago Corporation in connection with the litigation captioned IN RE PARACELSUS CORP. SECURITIES LITIGATION, Master File No. H-96-3464 (EW) filed with the United States District Court for the Southern District of Texas.

10.81 Settlement Agreement dated March 17, 1999, by and between James G. Caven and Robert Orovitz, derivatively on behalf of Champion Healthcare Corporation and double derivatively on behalf of Paracelsus Healthcare Corporation; Paracelsus Healthcare
     Corporation; the former shareholders of Champion Healthcare Corporation; Park-Hospital GmbH; Donaldson Lufkin & Jenrette Securities Corporation; Bears Stearns & Co.; Smith Barney, Inc.; and ABN AMRO Chicago Corporation; Manfred Georg Krukemeyer; Charles R. Miller; James G. VanDevender; Ronald R. Patterson; R.J. Messenger; James T. Rush; Robert C. Joyner; Michael D. Hofmann; Christian A. Lange; and Scott K. Barton.

27        Financial Data Schedule.

---------------------------------------------------
* Portions of the indicated exhibit have been omitted pursuant to a request for confidentiality treatment which was filed separately with the Securities and Exchange Commission on August 16, 1999.




(b)  Report on Form 8-K

     The Company filed on July 16, 1999, a Current Report on Form 8-K, dated July 2, 1999, reporting pursuant to Item 2, the sale of substantially all of the assets of four skilled nursing facilities located in California effective June 30, 1999.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Paracelsus Healthcare Corporation
                                                  (Registrant)



Dated: August 16, 1999                 By: /S/ JAMES G. VANDEVENDER
                                       ----------------------------
                                           James G. VanDevender
                                          Chief Executive Officer
                                               & Director