Form 10-Q
period 1999-09-30
PARACELSUS HEALTHCARE CORP
filed 1999-11-15
CIK 758722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                515 W. GREENS ROAD, SUITE 500, HOUSTON, TEXAS
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

                                  Yes[X] No[ ]

As of November 10, 1999, there were outstanding 57,667,721 shares of the Registrant's Common Stock, no stated value.

===============================================================================

                        PARACELSUS HEALTHCARE CORPORATION
                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                 PAGE REFERENCE
                                                                    FORM 10-Q

FORWARD-LOOKING STATEMENTS                                               3

PART I.                  FINANCIAL INFORMATION

       Item 1.           Financial Statements-- (Unaudited)

                         Condensed Consolidated Balance Sheets--
                           September 30, 1999 and December 31, 1998      4

                         Consolidated Statements of Operations--

                           Three Months and Nine Months Ended
                           September 30, 1999 and 1998                   5

                         Condensed Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1999
                           and 1998                                      6

                         Notes to Interim Condensed Consolidated
                           Financial Statements                          7

       Item 2.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations  14

       Item 3.           Quantitative and Qualitative Disclosures
                         about Market Risks                             22

PART II.                 OTHER INFORMATION                              22

SIGNATURE                                                               24

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liabilities and other claims asserted against the Company; competition; the loss of any significant customer; changes in business strategy, divestiture or development plans; the ability to attract and retain qualified personnel, including physicians; the impact of Year 2000 issues; fluctuations in interest rates on the Company's variable rate indebtedness; the continued listing of the Company's common stock on the New York Stock Exchange; the Company's ability to obtain a new credit facility at reasonable terms and conditions to fund working capital requirements and the expansion of the Company's business and its continued compliance with its existing debt covenants and its ability to obtain waivers in the event of noncompliance. The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PARACELSUS HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)

                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                 1999                     1998
                                                                        ---------------------       ----------------
                                                                           (Unaudited)                   (Note 1)

ASSETS
Current assets:
    Cash and cash equivalents                                              $      4,361              $     11,944
    Restricted cash                                                               1,179                     1,029
    Accounts receivable, net                                                     60,128                    67,332
    Deferred income taxes                                                        10,766                     9,641
    Other current assets                                                         36,055                    38,923
                                                                             ----------                ----------
        Total current assets                                                    112,489                   128,869

Property and equipment                                                          537,766                   531,908
Less: Accumulated depreciation and amortization                                (176,023)                 (168,009)
                                                                             ----------                ----------
                                                                                361,743                   363,899

Goodwill                                                                        133,450                   136,994
Other assets                                                                     83,943                    86,340
                                                                             ----------                ----------
        Total Assets                                                       $    691,625              $    716,102
                                                                             ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                                       $     46,103              $     41,301
    Accrued liabilities and other                                                36,610                    58,758
    Current maturities of long-term debt                                          5,543                     6,284
                                                                             ----------                ----------
        Total current liabilities                                                88,256                   106,343

Long-term debt                                                                  556,161                   533,048
Other long-term liabilities                                                      21,540                    42,370
Stockholders' equity:
    Common stock                                                                215,761                   222,977
    Additional paid-in capital                                                   12,105                       390
    Accumulated deficit                                                        (202,198)                 (189,026)
                                                                             ----------                ----------
        Total stockholders' equity                                               25,668                    34,341
                                                                             ----------                ----------
Total Liabilities and Stockholders' Equity                                 $    691,625                $  716,102
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

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000's, except per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ----------------------------------------------------------------------
                                                          1999              1998              1999             1998
                                                   ----------------- ----------------- ---------------- -----------------

Net revenue                                        $  138,161        $  157,169        $  432,372       $  520,744

Costs and expenses:
  Salaries and benefits                                56,038            68,955           173,138          216,846
  Other operating expenses                             57,623            63,831           172,647          209,813
  Provision for bad debts                              11,051            10,368            32,536           30,248
  Interest                                             13,588            13,108            39,771           38,782
  Depreciation and amortization                        10,758             9,490            30,543           27,616
  Unusual items                                        (5,465)           (6,967)            2,203           (6,989)
  Loss (gain) on sale of facilities                    (2,273)              275               114           (6,825)
                                                   ----------       -----------        ----------       ----------
        Total costs and expenses                      141,320           159,060           450,952          509,491
                                                   ----------       -----------        ----------       ----------
Income (loss) before minority interests, income
   taxes, discontinued operations and
   extraordinary charge                                (3,159)           (1,891)          (18,580)          11,253
Minority interests                                        149               113               270           (3,173)
                                                   -----------      ------------       ----------       ----------
Income (loss) before income taxes, discontinued
   operations  and extraordinary charge                (3,010)           (1,778)          (18,310)           8,080
Provision (benefit) for income taxes                      366              (111)           (5,739)           2,424
                                                   ----------       ------------       ----------       ----------
Income (loss) before discontinued
   operations and extraordinary charge                 (3,376)           (1,667)          (12,571)           5,656
Loss on discontinued operations                          (601)           (2,424)             (601)          (2,424)
                                                  -----------       ------------      -----------       ----------
Income (loss) before extraordinary charge              (3,977)           (4,091)          (13,172)           3,232
Extraordinary charge on extinguishment
  of debt, net                                                                                              (1,175)
                                                  -----------       ------------      -----------       ----------
Net income  (loss)                                $    (3,977)      $    (4,091)      $   (13,172)      $    2,057
                                                  ===========       ============      ===========       ==========

Income (loss) per share - basic and assuming dilution:
     Income (loss) before extraordinary
       charge                                     $     (0.06)      $     (0.03)      $     (0.23)      $     0.10
     Loss on discontinued operations                    (0.01)            (0.04)            (0.01)           (0.04)
     Extraordinary charge on
       extinguishment of debt                                                                                (0.02)
                                                  -----------       ------------      -----------       ----------
Net income (loss) per share                       $     (0.07)      $     (0.07)      $     (0.24)      $     0.04
                                                  ===========       ============      ===========       ==========


                                                    See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                      --------------------------------------
                                                                            1999                1998
                                                                      ------------------  ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                    $    (13,172)       $       2,057
 Non-cash expenses and changes in operating assets
    and liabilities                                                          1,662               (9,704)
                                                                      ------------        -------------
 Net cash used in operating activities                                     (11,510)              (7,647)
                                                                      ------------        -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of DHHS, net of cash acquired                                       -              (59,278)
 Proceeds from sale of facilities, net of expenses                           2,025               36,398
 Additions to property and equipment, net                                  (24,034)             (14,428)
 Decrease (increase) in other assets, net                                    1,590               (6,928)
                                                                      ------------        -------------
 Net cash used in investing activities                                     (20,419)             (44,236)
                                                                      ------------        -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of common stock                                      -                   67
 Borrowings under senior revolving credit facility                          43,100               74,528
 Repayments under senior revolving credit facility                         (13,430)             (34,485)
 Repayments of debt, net                                                    (5,324)              (4,314)
 Deferred financing costs                                                        -               (3,984)
                                                                      ------------        -------------
 Net cash provided by financing activities                                  24,346               31,812
                                                                      ------------        -------------
 Decrease in cash and cash equivalents                                      (7,583)             (20,071)
 Cash and cash equivalents at beginning of period                           11,944               28,173
                                                                      ------------        -------------
 Cash and cash equivalents at end of period                           $      4,361        $       8,102
                                                                      ============        =============

 SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                     $    48,124         $      45,265
    Income taxes refunded                                             $       (26)     $           (440)

 NONCASH INVESTING ACTIVITIES:
    Notes receivable from sale of hospitals                           $     7,304         $      13,698
    Debt assumed by purchaser of hospitals                            $     2,952         $       3,239
    Capital lease obligations                                         $     1,124         $           -


                                               See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - Paracelsus Healthcare Corporation (the "Company") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. As of September 30, 1999, the Company operated 14 hospitals with 1,802 licensed beds in 8 states, of which 11 are owned and three are leased (see Note 9 - Subsequent Events).

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The balance sheet at September 30, 1999, has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K.

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

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted income (loss) per share before discontinued operations and extraordinary charge (dollars in thousands, except per share amounts).

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           ------------------------------     ------------------------------
                                                               1999             1998              1999             1998
                                                           -------------    -------------     -------------    -------------
Numerator (a):
   Income (loss) before discontinued
     operations and extraordinary charge                   $ (3,376)        $ (1,667)         $(12,571)        $  5,656
                                                           ========         ========          ========         ========
Denominator:
  Weighted average shares used for basic earnings per
    share                                                    55,922           55,116             55,386          55,104
   Effect of dilutive securities:
     employee stock options                                     564            2,428                  -           2,440
                                                           --------         --------          ---------        --------
   Dilutive potential common shares                             564            2,428                  -           2,440
                                                           --------         --------          ---------        --------
   Shares used for diluted earnings per share                56,486           57,544             55,386          57,544
                                                           ========         ========          =========        ========

Income (loss) before discontinued operations and
  extraordinary charge per share:
   Basic                                                  $   (0.06)       $   (0.03)         $   (0.23)       $   0.10
                                                          =========        =========          =========        ========
   Diluted                                                $   (0.06)       $   (0.03)         $   (0.23)       $   0.10
                                                          =========        =========          =========        ========

----------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

         Options to purchase 2,563,903 and 3,296,903 shares of the Company's common stock at a weighted average exercise price of $4.40 and $3.48 per share, which were outstanding during the three and nine months ended September 30, 1999, respectively, and warrants to purchase 414,906 shares at a weighted average exercise price of $9.00 per share were not included in the computation of diluted EPS because their inclusion would have an antidilutive effect in the periods presented.

RESTRICTED CASH - The Company had restricted cash of $1.2 million and $1.0 million at September 30, 1999 and December 31, 1998, respectively, for payments related to the commercial paper financing program.

COMPREHENSIVE INCOME - The Company had no other comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998; therefore, comprehensive income (loss) equaled net income (loss) for each of the periods presented on the accompanying Consolidated Statements of Operations.

NOTE 2.    UNUSUAL ITEMS

         In the nine months ended September 30, 1999, the Company recorded unusual items of $2.2 million, which included (i) a $2.2 million net charge associated with the execution of an executive agreement with certain current and former officers of the Company and a $5.5 million corporate restructuring charge, as reported in the Company's results of operations in the first half of 1999, offset by (ii) a net gain of $5.5 million recorded in September 1999 related to the settlement of shareholder litigation, as discussed below.

         In September 1999, the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion Healthcare Corporation ("Champion") and two related public offerings became effective, in all material respects. In accordance with the terms of the global settlement, the Company paid $14.0 million, which was funded from insurance proceeds, to the class settlement fund for distribution to class members and issued 1.5 million shares of common stock for purposes of distribution to class members. Park Hospital GmbH (the "Former Majority Shareholder") also transferred 8.7 million shares of the Company's common stock to certain former Champion shareholders and 1.2 million shares of the Company's common stock for purposes of distribution to class members. In addition, the Company made a payment of $1.0 million in cash and issued 1.0 million shares of common stock to terminate a contract with Dr. Manfred G. Krukemeyer, who is the ultimate legal owner of the Former Majority Shareholder and a former Chairman of the Board of Directors of the Company (the "Former Chairman").

         The settlement reduced the Company's existing and future obligations to certain former officers and directors and terminated options to purchase approximately 1.3 million shares of the Company's common stock at $0.01 per share ("Value Options") granted in connection with the August 1996 merger. The Company, all class members, the derivative plaintiffs, the separately represented former Champion shareholders, the Former Majority Shareholder, the underwriter, and the affected current and former officers and directors provided mutual releases of all claims arising out of or related to the August 1996 merger and the related public offerings. The terms of the global settlement were described in detail in the Company's 1998 Annual Report on Form 10-K.

         Unusual items for the nine months ended September 30, 1998 of $7.0 million consisted primarily of (i) a gain of $7.5 million from the settlement of a disputed capitation contract offset by (ii) a net charge of $511,000 from the restructuring of home health operations and the settlement of a contract dispute and litigation.

NOTE 3.    DISPOSITIONS OF HOSPITALS

         On September 30, 1999, the Company completed the sale of the stock of Paracelsus Senatobia Community, Inc. ("Senatobia"), which owned and operated a 76-bed acute care hospital located in Mississippi. The sales price of approximately $4.7 million, which included the sale of net working capital, was paid by a combination of $100,000 in cash, $1.6 million in second lien promissory notes, and the assumption by the buyer of approximately $3.0 million in capital lease obligations and related lease guaranty payments. The notes are subject to final working capital adjustments and to certain discounts under certain circumstances. The Company recorded a gain of approximately $2.3 million on the sale of Senatobia.

         Effective June 30, 1999, the Company sold substantially all of the assets of four skilled nursing facilities (collectively, the "Convalescent Hospitals"). The facilities had 232 licensed beds. The sales price of approximately $6.9 million, which excluded net working capital, was paid by a combination of $3.0 million in cash and a $3.9 million second lien promissory note, which is subject to prepayment discounts. In connection with the sale, the Company paid $1.0 million to terminate a lease agreement at one of the facilities and used the remaining cash proceeds of $2.0 million from the sale to reduce its outstanding indebtedness under its senior revolving credit facility. The Company recorded a pretax gain of approximately $1.3 million on the disposition.

         In June 1999, the Company also recorded a loss on sale of facilities of $3.7 million in connection with the sale of the eight hospitals located in metropolitan Los Angeles ("LA Metro") as previously reported in the Company's 1998 Annual Report on Form 10-K. The charge resulted from the final settlement of working capital and the recognition of a prepayment discount on certain promissory notes. The notes were repaid in full during the second quarter of 1999 and the proceeds were used to reduce the Company's indebtedness under the senior revolving credit facility.

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

         The results of operations of Senatobia, the Convalescent Hospitals and Bledsoe for the three and nine months ended September 30, 1999 were not material to the Company's consolidated statements of operations, individually and on a combined basis. The pro forma effect of the dispositions of Senatobia, the Convalescent Hospitals and Bledsoe on the Company's 1998 results of operations was previously reported in the Company's Current Report on Form 8-K dated September 30, 1999.

NOTE 4.    LOSS FROM DISCONTINUED OPERATIONS

         Loss from discontinued operations for the three and nine months ended September 30, 1999 reflected a charge of $601,000 (net of tax benefit of $418,000) from certain Medicare contractual adjustments related to the completion of prior year cost reports for the discontinued psychiatric operations, which the Company sold in June 1998.

         Loss from discontinued operations of $2.4 million (net of tax benefit of $1.7 million) for the three and nine months ended September 30, 1998 reflected the settlement of litigation concerning alleged violations of certain Medicare rules at the discontinued psychiatric facilities.

NOTE 5.    LONG-TERM DEBT

         Effective June 30, 1999, the Company amended its senior bank credit agreement, which provides for, among other things (i) an increase in interest rates, (ii) a change in certain financial covenants for the last three quarters of 1999, (iii) a reduction in the revolving credit loan commitments for any prepayment made in connection with an asset disposition, as defined, (iv) an increase in permitted letters of credit and (v) approval of certain asset dispositions, as defined. See Note 9 regarding the subsequent repayment of indebtedness under the senior bank credit agreement.

         As of September 30, 1999, the Company was in compliance with or received waivers for all debt covenants to which it was subject under the senior bank credit agreement. The Company's continued compliance with its debt covenants, under the existing senior bank credit agreement or a new credit facility, when completed as discussed in Note 9 below, is predicated on its ability to maintain certain levels of operating performance. If the Company is unable to meet such objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

NOTE 6. STOCKHOLDERS' EQUITY

         As discussed in Note 2, the global settlement to shareholder litigation became final in September 1999. In connection therewith, the Company issued 1.0 million shares of common stock to the Former Chairman and 1.5 million shares of common stock for purposes of distribution to class members, which resulted in an increase in common stock of $3.0 million based on the market value of the shares on March 24, 1999, the execution date of the global settlement. Additionally, the Company recorded (i) a reduction in common stock of $10.2 million related to the termination of Value Options to purchase 1.3 million shares of the Company's common stock, which were previously recorded as merger expenses in connection with the August 1996 merger, and (ii) an increase in additional-paid-in capital of $11.7 million, which reflected the market value, on March 24, 1999, of the
9.9 million shares of common stock transferred from the Former Majority Shareholder to the former Champion shareholders and for purposes of distribution to the class members.

 NOTE 7. OPERATING SEGMENTS

         The Company segregates its hospitals into core and non core markets ("Core Facilities" and "Non Core Facilities", respectively). There has been no material change in the composition of Core and Non Core Facilities or in the accounting policies of the segments as previously reported in the Company's 1998 Annual Report on Form 10-K, except for the reclassification of the Non Core Facilities sold in 1999 to the "All Other" segment for each of the periods presented below. The Company does not allocate income taxes, senior bank debt interest, or subordinated note interest to its reportable segments. These items, along with overhead costs, and the operations of sold/closed facilities have been included in the "All Other" category. See Note 9 regarding the subsequent disposition of certain Core Facilities. Selected segment information for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                        --------------------------------------------------------
                                                           CORE        NON CORE       ALL OTHER       TOTAL
                                                        ----------   -----------    ------------    ------------
          Net revenue.................................   $ 122,431   $  14,936      $      794      $  138,161
          Adjusted EBITDA (a)..........................  $  20,158   $     611      $   (7,171)     $   13,598

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                        --------------------------------------------------------
                                                           CORE        NON CORE       ALL OTHER       TOTAL
                                                        ----------    ----------    ------------    ------------
          Net revenue..................................  $ 116,412   $  16,385      $   24,372      $  157,169
          Adjusted EBITDA (a)..........................  $  17,909   $     622      $   (4,403)     $   14,128

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        --------------------------------------------------------
                                                           CORE        NON CORE       ALL OTHER       TOTAL
                                                        ----------    ----------     -----------    ------------
          Net revenue.................................   $ 370,579   $  48,025       $   13,768     $  432,372
          Adjusted EBITDA (a)..........................  $ 68,834    $   3,527       $  (18,040)    $   54,321

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                        --------------------------------------------------------
                                                           CORE        NON CORE       ALL OTHER       TOTAL
                                                        ----------    ----------    ------------    ------------
          Net revenue..................................  $ 367,916    $   52,868     $   99,960     $ 520,744
          Adjusted EBITDA (a) (b)......................  $ 65,401     $    5,084     $   (9,821)    $  60,664

------------------------------------
(a) Earnings before unusual items, gain (loss) on sale of facilities, interest, taxes, depreciation, amortization and extraordinary charge.

(b)  Core  Facilities  adjusted  EBITDA for the nine months ended
     September 30, 1998 included minority interest of $4.1 million attributable to the Company's former partner in DHHS.

NOTE 8.    CONTINGENCIES

        IMPACT OF YEAR 2000 - The Company has completed the first five of seven phases of the Year 2000 project plan, which included, among others, (i) obtaining vendor certification (ii) identifying and testing all patient care
critical  and  operations   critical   items  and  (iii)   correcting/replacing
non-compliant systems. The sixth phase, which involves developing contingency plans, is substantially completed. The seventh and final phase which focuses on identifying and correcting any unpredictable malfunction in the systems and equipment will be conducted throughout the remainder of 1999, as planned. The Company's efforts have focused on identifying and remediating, as necessary, patient care or operations critical equipment that were not Year 2000 compliant. Consequently, the Company does not expect the Year 2000 issues to have an adverse impact on patient care. Furthermore, each hospital has developed a back-up plan for critical equipment in case it unexpectedly fails. However, the Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties in implementing any contingency or back-up plans, if and when necessary. Additionally, failure by third parties on which the Company relies for systems or operational support could have a material effect on the Company's results of operations and its ability to provide health care services. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

NOTE 9.    SUBSEQUENT EVENTS

         Pursuant to a recapitalization agreement completed on October 8, 1999, the Company sold 93.9% of the outstanding common stock of a wholly-owned subsidiary ("HoldCo") to JLL Healthcare, LLC, an affiliate of the private equity firm of Joseph Littlejohn & Levy, Inc., for $280.0 million in cash, inclusive of working capital. The Company retained 6.1% of the outstanding common stock of HoldCo, which owned substantially all of the assets of five hospitals, including one which was previously closed in June 1997, with 640 licensed beds, and related facilities located in Salt Lake City, Utah. The Company had previously classified the operating hospitals as Core Facilities.

         The cash proceeds from the transaction were used to eliminate all indebtedness then outstanding and related accrued interest under the Company's senior credit facilities totaling $223.5 million, to reduce borrowings under the commercial paper financing program by approximately $12.8 million and to provide collateral of $11.5 million for certain outstanding letters of credit. The Company also eliminated $7.8 million in annual operating lease payments related to one of the Utah Facilities. The Company expects to record a gain of approximately $82.0 million on the transaction, subject to the final settlement of working capital and the valuation of the Company's remaining investment in HoldCo, and an extraordinary charge of approximately $4.0 million from the write-off of deferred financing costs due to the early extinguishment of debt under the senior credit facilities.

         Concurrent with the repayment of all indebtedness under the senior credit facilities, most of the commitments under such facilities were permanently cancelled. The Company has entered into an interim financing arrangement with one of its bank lenders, which maintained its original commitment under the senior bank credit agreement of $34.8 million. The Company is in the process of negotiating with such lender for a new credit facility to replace the interim financing arrangement in the fourth quarter of 1999. However, there can be no assurance that the Company will be successful in its effort to obtain a new financing commitment under acceptable terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         The healthcare industry as a whole faces increasing uncertainty from governmental and private industry efforts to reform healthcare delivery and payment systems. As a result, the Company continues to experience significant changes on several fronts, including 1) a general reduction of payment rates by government and other payors, 2) an increasing shift in payor mix from traditional Medicare/ Medicaid and indemnity payors to managed care and 3) increasing competition for patients and technological advances which require increased capital investments. The Company has taken steps to address these challenges, such as divesting of selected unprofitable businesses or markets, implementing cost control measures on a hospital-by-hospital basis, reducing the overall corporate cost structure, renegotiating payor contracts and service arrangements, actively recruiting physicians and expanding facilities and services in selected markets. The Company also actively monitors and analyzes the potential impact of proposed healthcare legislation to formulate its
business   strategies.   However,  the  Company  cannot  predict  whether  other
healthcare legislation will be passed at the federal or state level and what resulting response the Company may take.

RESULTS OF OPERATIONS

         The comparison of operating results for 1999 with prior years is difficult given the acquisitions and divestitures in the affected periods. "Same hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned as of September 30, 1999 and throughout the periods for which comparative operating results are presented. In October 1999, the Company sold 93.9% of the outstanding common stock of a wholly-owned subsidiary, which owned substantially all of the assets of five hospitals, including one which was previously closed in June 1997, and related facilities located in Salt Lake City, Utah. See "Liquidity and Capital Resources". The following discussions include the results of operations for these Utah facilities for all periods presented.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue for the three months ended September 30, 1999, was $138.2 million, a decrease of $19.0 million, or 12.1%, from $157.2 million for the same period in 1998. The decline in net revenue is largely due to the sale of eight acute care hospitals in 1998 and Bledsoe and the Convalescent Hospitals in the first half of 1999, and to a lesser extent, from a $3.1 million charge to net revenue to revise estimates of amounts due to the Company from the Medicare/Medicaid programs, which primarily related to prior years cost reports for sold facilities.

         Net revenue at "same hospitals" for the three months ended September 30, 1999 increased $4.6 million, or 3.4%, to $137.4 million from $132.8 million in 1998. Same hospital net revenue at Core Facilities increased $6.0 million, or 5.2%, from $116.4 million in 1998 to $122.4 million in 1999. Same hospital net revenue at Non Core Facilities decreased $1.5 million, or 8.8%, from $16.4 million in 1998 to $14.9 million in 1999. Same hospital net revenue increased primarily due to increased patient volumes at the Company's Core Facilities. To a lesser extent, net revenue was unfavorably impacted by the Balanced Budget Act of 1997 (the "1997 Budget Act"), which was substantially phased in by the third quarter of 1998, the increasing penetration of managed care and the restructuring of home health operations in the latter half of 1998.

         The Company's "same hospitals" experienced a 2.4% increase in inpatient admissions from 13,516 in the three months ended September 30, 1998 to 13,840 in the comparable period in 1999. "Same hospitals" patient days decreased 0.7% from 61,696 in 1998 to 61,264 in 1999. Excluding home health visits, outpatient visits at "same hospitals" increased 3.2% from 151,230 in 1998 to 156,051 in 1999. The increase in admissions and outpatient visits were primarily driven by the Core Facilities and resulted from (i) favorable demographic changes in certain markets, (ii) the increase in number of physicians and services at several of the Company's hospitals and (iii) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998. Volume at the Non Core Facilities, as reported below, declined due to the closure of certain operations and increasing competition in a selected market. Home health visits in "same hospitals" decreased 34.5% from 92,532 in 1998 to 60,626 in 1999 primarily due to the closure or sale of certain home health operations throughout 1998.

         The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the three months ended September 30, 1999 and 1998.

                                                                               "SAME HOSPITALS"
                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------------------
                                                                     1999                1998          % CHANGE
                                                                   -------             -------         --------
  CORE FACILITIES
  Patient Days..............................................        53,481              52,142             2.6%
  Inpatient Admissions     ..................................       11,997              11,414             5.1
  Outpatient Visits, excluding Home Health..................       135,522             128,239             5.7
  Home Health Visits........................................        37,453              58,650           (36.1)

  NON CORE FACILITIES
  Patient Days..............................................         7,783               9,554           (18.5)%
  Inpatient Admissions......................................         1,843               2,102           (12.3)
  Outpatient Visits, excluding Home Health..................        20,529              22,991           (10.7)
  Home Health Visits........................................        23,173              33,882           (31.6)

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, decreased to 90.3% in the three months ended September 30, 1999 compared to 91.1% for the comparable period in 1998. Operating expenses decreased $18.5 million to $124.7 million in 1999 from $143.2 million in 1998 primarily from the Company's strategic disposition of certain facilities, the closure of unprofitable business operations, and from cost reduction efforts implemented in the latter part of 1998. These initiatives contributed to an improvement in the Company's operating margins from 8.9% in 1998 to 9.7% in 1999. Operating expenses in 1998 included a favorable adjustment of approximately $4.5 million to reduce the general and professional liability insurance accruals to reflect actuarial estimates.

         Operating expenses at the Company's "same hospitals" declined to 85.0% of net revenue in 1999 from 86.1% in 1998, and operating margins improved to 15.0% from 13.9%, respectively. On a "same hospital" basis, Core Facility operating margins increased to 16.3% in 1999 from 15.3% in 1998, and Non Core operating margins increased to 4.1% in 1999 from 3.8% in 1998. The improvement reflects the favorable impact of the various cost reduction initiatives undertaken during the second half of 1998. However, the improvement was partially offset by an increase in the provision in bad debt, which the Company believes resulted from (i) the shift in payor mix from traditional Medicare, which has minimal bad debts, to managed care and self-pay patients, (ii) a general trend in payment delays and denial of claims by managed care payors, which increased the allowance for doubtful accounts and (iii) the residual effect of the computer system conversion at certain facilities in the early part of the year and (iv) management turnover at certain facilities. While the Company is unable to predict whether the current trend in bad debt expense will continue, the Company has undertaken a number of actions to mitigate the increase in bad debts including, strengthening the hospital business office operations, pursuing litigation on past due accounts, particularly with respect to certain managed care payors, and modifying admittance policies at selected hospitals.

         Interest expense increased $480,000 from $13.1 million in the three months ended September 30, 1998 to $13.6 million in 1999, primarily due to a net increase in borrowings under the senior credit facility and commercial paper program to fund working capital and capital expenditures.

         Depreciation and amortization expense increased $1.3 million from $9.5 million in the three months ended September 30, 1998 to $10.8 million for the same period in 1999 primarily due to additions to property and equipment.

         Loss before income taxes and discontinued operations was $3.0 million for the three months ended September 30, 1999 and included (i) an unusual gain of $5.5 million from the settlement of shareholder litigation in September 1999 and (ii) a $2.3 million gain on the sale of a hospital. Loss before income taxes and discontinued operations of $1.8 million for the three months ended September 30, 1998 included an unusual gain of $7.0 million primarily attributable to the settlement of a capitated contract dispute.

         The Company recorded an income tax provision of $366,000 for the three months ended September 30, 1999 and an income tax benefit of $111,000 for the same period in 1998. The income tax provision for 1999 differed from the statutory rate due to nondeductible expense from the settlement of shareholder litigation and goodwill amortization. The income tax benefit for 1998 differed from the statutory rate due to nondeductible goodwill amortization and an increase in the valuation allowance.

         The Company recorded a loss from discontinued operations of $601,000 (net of tax benefit of $418,000), or $0.01 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998. Loss from discontinued operations in 1998 of $2.4 million (net of tax of $1.7 million), or $0.04 per diluted share, resulted from the settlement of the 1995 litigation concerning alleged violations of certain Medicare rules at the Company's former psychiatric hospitals.

         Net loss for the three months ended September 30, 1999 was $4.0 million, or $0.07 per diluted share, compared to a net loss of $4.1 million or $0.07 per diluted share, for the same period of 1998. Weighted average common and common equivalent shares outstanding were 56.5 million and 57.5 million in 1999 and 1998, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue for the nine months ended September 30, 1999, was $432.4 million, a decrease of $88.4 million, or 17.0%, from $520.7 million for the same period in 1998. The decline in net revenue is largely due to the sale of eight acute care hospitals in 1998 and the sale of Bledsoe and the Convalescent Hospitals in March and June 1999, respectively.

         Net revenue at "same hospitals" decreased by $2.2 million, or 0.5%, to $418.6 million for the nine months ended September 30, 1999 compared to $420.8 million in 1998. This decrease occurred entirely at the Company's Non Core Facilities as a result of an overall decline in patient volumes. Same hospital net revenue at Core Facilities increased $2.7 million, or 0.7%, from $367.9 million in 1998 to $370.6 million in 1999. Same hospital net revenue at Non Core Facilities decreased $4.9 million, or 9.2%, from $52.9 million in 1998 to $48.0 million in 1999. Increased patient volumes in admissions, patient days and outpatient visits (excluding home health) contributed to the increase in net revenue at the Core Facilities.

         The Company's "same hospitals" experienced a 2.3% increase in inpatient admissions from 41,889 in the nine months ended September 30, 1998 to 42,844 in the comparable period in 1999. Same hospital patient days increased 1.8% from 190,992 in 1998 to 194,421 in 1999. Excluding home health visits, outpatient visits at "same hospitals" increased 3.7% from 456,038 in 1998 to 472,734 in 1999. The increase in admissions and outpatient visits resulted from (i) favorable demographic changes in certain markets, (ii) an increase in the number of physicians and services at several of the Company's hospitals and (iii) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998. Home health visits in "same hospitals" decreased 36.6% from 318,715 in 1998 to 202,141 in 1999 primarily due to the 1998 closure or sale of certain home health operations in response to the 1997 Budget Act.

         The following table presents "same hospitals" operating statistics for the Company's Core and Non Core Facilities for the nine months ended September 30, 1999 and 1998.

                                                                               "SAME HOSPITALS"
                                                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                     1999                1998          % CHANGE
                                                                     ----                ----          --------
  CORE FACILITIES
  Patient Days..............................................       167,995             161,357              4.1%
  Inpatient Admissions     ..................................       36,642              35,431              3.4
  Outpatient Visits, excluding Home Health..................       410,169             383,814              6.9
  Home Health Visits........................................       125,362             195,486            (35.9)

  NON CORE FACILITIES
  Patient Days..............................................        26,426              29,635            (10.8)%
  Inpatient Admissions......................................         6,202               6,458             (4.0)
  Outpatient Visits, excluding Home Health..................        62,565              72,224            (13.4)
  Home Health Visits........................................        76,779             123,229            (37.7)

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, remained relatively flat at 87.5% and 87.7% in the nine months ended September 30, 1999 and 1998, respectively. Operating expenses decreased $78.6 million from $456.9 million in the nine months ended September 30, 1998 to $378.3 million in 1999 largely due to reductions from closed/sold facilities and cost reduction initiatives implemented in the second half of 1998. Operating expenses in 1998 included a favorable adjustment of approximately $4.5 million to reduce the general and professional liability insurance accruals to reflect actuarial estimates. Operating margins were 12.5% and 12.3% in 1999 and 1998, respectively.

         Operating expenses at the Company's "same hospitals" were 82.8% of net revenue in 1999 and 82.3% in 1998, and operating margins were 17.2% and 17.7%, respectively. Core Facility operating margins remained relatively flat at 18.5% in 1999 and 18.9% in 1998, and Non Core Facility operating margins decreased to 7.3% from 9.6%, respectively. The stability of Core operating margins reflects the favorable impact of the various cost reduction initiatives undertaken in the latter half of 1998. Additionally, the comparison of 1999 operating margins to 1998 is less subject to the impact of the 1997 Budget Act on net revenue as reimbursement reductions were substantially phased in by the third quarter of 1998. Non Core operating margins in 1999 remained below 1998 levels despite significant restructuring and cost reduction measures due to the loss of higher margin home health business and an overall decline in patient volumes at these facilities.

         Interest expense increased $1.0 million from $38.8 million in the nine months ended September 30, 1998 to $39.8 million in 1999, due to a net increase in borrowings under the senior credit facility (primarily to fund the acquisition of DHHS in July 1998, facility expansion, Year 2000 expenditures and working capital) and commercial paper program.

         Depreciation and amortization expense increased $2.9 million from $27.6 million in the nine months ended September 30, 1998 to $30.5 million for the same period in 1999 primarily due to the acquisition of DHHS on July 1, 1998 and additions to property and equipment.

         Loss before income taxes, discontinued operations and extraordinary charge was $18.3 million for the nine months ended September 30, 1999 and included (i) unusual charges of $2.2 million, which consisted of a $5.5 million corporate restructuring charge, a $2.2 million charge associated with an executive agreement offset by a $5.5 million gain from the settlement of shareholder litigation and (ii) a net loss on sale of facilities of $114,000 (see Note 3). Income before income taxes, discontinued operations and extraordinary charge was $8.1 million for the nine months ended September 30, 1998 and included a gain on sale of the Chico Hospitals of $7.1 million, an unusual gain of $7.0 million primarily from the settlement of a capitated contract dispute and minority interests of $4.1 million attributable to DHHS.

         The Company recorded an income tax benefit of $5.7 million in the nine months ended September 30, 1999 and an income tax expense of $2.4 million for the same period in 1998. The income tax benefit in 1999 differed from the statutory rate due to nondeductible expense from the settlement of shareholder litigation and goodwill amortization, which were partially offset by a non-taxable gain related to the execution of an executive agreement. Income tax expense in 1998 differed from the statutory rate due to a decrease in the valuation allowance, which was partially offset by nondeductible goodwill amortization.

         The Company recorded a loss from discontinued operations of $601,000 (net of tax benefit of $418,000), or $0.01 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998. The Company recorded a loss from discontinued operations of $2.4 million (net of tax of $1.7 million), or $0.04 per diluted share, in 1998 to reflect the settlement of the 1995 litigation concerning alleged violations of certain Medicare rules.

         Net loss for the nine months ended September 30, 1999 was $13.2 million, or $0.24 per diluted share, compared to net income of $2.1 million, or $0.04 per diluted share, for the same period of 1998. Net income in 1998 included an extraordinary charge for the write-off of deferred loan costs of $1.2 million (net of tax benefits of $816,000), or $0.02 per share, relating to the credit facility in existence prior to March 30, 1998. Weighted average common and common equivalent shares outstanding were 55.4 million and 57.5 million in 1999 and 1998, respectively. The decrease in weighted average common and common equivalent shares outstanding resulted from the effect of dilutive securities, which were excluded due to their antidilutive effect on 1999 net loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $24.2 million at September 30, 1999, an increase of $1.7 million from $22.5 million at December 31, 1998. The increase in net working capital resulted primarily from decreases in interest payable and Medicare/Medicaid third-party payables, which were partially offset by a reduction in accounts receivable. The Company's long-term debt as a percentage of total capitalization increased to 95.6% at September 30, 1999, compared to 93.9% at December 31, 1998, as the result of the 1999 year-to-date net loss and from additional net borrowings under the senior credit facilities.

         Net cash used in operating activities increased $3.9 million to $11.5 million in the nine months ended September 30, 1999 from $7.6 million for the same period in 1998. Net cash used in investing activities decreased $23.8 million from $44.2 million in 1998 to $20.4 million in 1999 due to (i) the acquisition of DHHS for $59.3 million in 1998 partially offset by (ii) a decrease in proceeds from the sale of facilities of $34.4 million and (iii) an increase in property and equipment additions primarily from facility expansions and increased capital expenditures in 1999 associated with Year 2000 and computer system conversions. Net cash provided by financing activities during 1999 was $24.3 million as compared to $31.8 million during 1998. The $7.5 million decrease resulted primarily from a decrease in acquisition related borrowings in 1999 relative to 1998, partially offset by a decrease in repayments under the revolver portion of the senior credit facilities and the payment of deferred financing costs associated with the refinancing of the senior credit facility in March 1998.

         In June 1999, the Company recorded a corporate restructuring charge of $5.5 million in connection with its effort to further reduce corporate overhead through the consolidation and/or elimination of corporate functions and contracts and a reduction of corporate office space under lease. The cash portion of the restructuring charge was approximately $3.5 million.

         Effective June 30, 1999, the Company amended its senior bank credit agreement, which provides for, among other things (i) an increase in interest rates, (ii) a change in certain financial covenants for the last three quarters of 1999, (iii) a reduction in the revolving credit loan commitments for any prepayment made in connection with an asset disposition, as defined, (iv) an increase in permitted letters of credit and (v) approval of certain asset dispositions, as defined.

         Effective July 21, 1999, the Company received waivers to certain provisions of the senior bank credit agreement to permit the global settlement of shareholder litigation. The settlement, which became final in September 1999, had no material adverse impact on the Company's liquidity. The substantial fulfillment of the settlement terms is described in Item 2. "Legal Proceedings" in this Quarterly Report on Form 10-Q.

         On October 8, 1999, the Company sold 93.9% of HoldCo, which owned substantially all of the assets of five hospitals and related facilities located in Salt Lake City, Utah for $280.0 million in cash, inclusive of working capital. The cash proceeds from the transaction were used to eliminate all indebtedness then outstanding and related accrued interest under the Company's senior credit facilities totaling $223.5 million, to reduce borrowings under the commercial paper financing program by approximately $12.8 million and to provide collateral of $11.5 million for certain outstanding letters of credit. The Company also eliminated $7.8 million in annual operating lease payments related to one of the Utah Facilities. The Company expects to use the balance of the proceeds, net of transaction costs, for selected capital expenditures and strategic investments in its existing markets.

         As of September 30, 1999, the Company was in compliance with or received waivers for all debt covenants to which it was subject under the senior bank credit agreement. as the result of the repayment of all indebtedness under the senior credit facilities in October 1999, most of the commitments under such facilities were permanently cancelled. The Company has entered into an interim financing arrangement with one of its bank lenders, which maintained its original commitment under the senior bank credit agreement of $34.8 million. The Company is in the process of negotiating with such lender for a new credit facility to replace the interim financing arrangement under the existing senior bank credit agreement in the fourth quarter of 1999. However, there can be no assurance that the Company will be successful in its effort to obtain a new financing commitment under acceptable terms and conditions.

         The Company's continued compliance with its debt covenants, under the existing senior bank credit agreement or the new credit facility, when completed, is predicated on its ability to maintain certain levels of operating performance. If the Company is unable to meet such objectives, it will be required to seek waivers from its lenders in the future. However, there can be no assurance that the Company will be able to obtain such waivers, if needed.

         On October 15, 1999, the Company renewed its commercial paper financing program through April 16, 2000. As of November 9, 1999, approximately $33.2 million remained available for borrowings under the commercial paper program, subject to the availability of the eligible accounts receivable. The Company also had $23.2 million available for borrowings under the interim financing arrangement, subject to the terms thereof, to fund future capital expenditures, working capital requirements and the issuance of letters of credit.

         The Company anticipates that internally generated cash flows from earnings, existing cash balances, borrowings under its existing financing arrangement and the commercial paper financing program, proceeds from the sale of facilities, income tax refunds and permitted equipment leasing arrangements will be sufficient to fund future capital and Year 2000 expenditures (see "Year 2000" discussion below) and working capital requirements through 1999. There can be no assurance that the above sources will sufficiently fund the Company's liquidity needs or that future developments in the hospital industry or general economic trends will not adversely affect the Company's operations or its liquidity.

         The Company no longer satisfies the closing price requirement for continued listing on the New York Stock Exchange. The Company is currently considering measures that would enable the Company to regain compliance and remain listed. There can be no assurance that such measures will be successful, or that the Company's common stock will continue to be listed on a national securities exchange.

LITIGATION

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

YEAR 2000

        The following discussion updates a more complete disclosure of the Company's Year 2000 project plan previously reported in the 1998 Form 10-K. The Company is on track with its Year 2000 seven-phase project plan. The Company has completed the first five phases of the project plan, which included, among others, (i) obtaining vendor certification (ii) identifying and testing all patient care critical and operations critical items and (iii) correcting/replacing non-compliant systems.

        The sixth phase, which involves developing contingency plans, is substantially complete. The contingency plan, developed by functional department and on a hospital-by-hospital basis, includes the identification of
(i) core functions and related supporting mission-critical systems, (ii) procedures to detect data corruption and manual/replacement procedures to execute in the event of system malfunction, (iii) loss impact of potential failures on departmental core functions and procedures for restoring lost data,
(iv) a supply chain readiness assessment for all critical suppliers, (v) a staffing plan during the weekend of the century change and the scheduling of Year 2000 critical personnel to assist and coordinate activities in the event of system malfunctions, (vi) emergency notification procedures with the corporate command center and with points of contact, including vendors, customers and/or legal counsel, (vii) backup procedures for all critical physical facility equipment and systems including heating, water supply, electrical power, elevators, fire detection and security, and increased fuel resources for extended usage of emergency power, and (viii) validation plan to ensure that the contingency plan is realistic and executable. The Company is in the process of communicating the corporate master contingency plan to each hospital and the corporate office. Such plan includes the creation of the corporate control center to monitor all Year 2000 activities and procedures addressing alternative data processing systems and power distribution. The seventh and final phase, which focuses on identifying and correcting any unpredictable malfunction in the systems and equipment, is in process and will be conducted throughout the remainder of 1999, as planned.

        Based on existing information, the Company believes that its estimate of Year 2000 total costs of $8.0 million to $10.0 million, as previously reported in the Company's 1998 Annual Report on Form 10-K, remains appropriate. To date, the Company has incurred approximately $7.0 million in capital expenditures on replacement systems and capital projects that would have been undertaken notwithstanding the Year 2000 compliance program, but the timing of which was accelerated. The Company has also incurred approximately $1.0 million in expenses to date, including approximately $400,000 associated with the write-off of non-compliant systems, which were or will be replaced. The Company continues to review its Year 2000 total cost estimate as appropriate.

        The Company's efforts have focused on identifying and remediating, as necessary, patient care or operations critical equipment that were not Year 2000 compliant. Consequently, the Company does not expect the Year 2000 issues to have an adverse impact on patient care. Furthermore, each hospital has developed a back-up plan for critical equipment in case it unexpectedly fails. However, the Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties in implementing any contingency or back-up plans, if and when necessary. Additionally, failure by third parties on which the Company relies for systems or operational support could have a material effect on the Company's results of operations and its ability to provide health care services. The foregoing assessment is based on information currently available to the Company.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There were no material changes to the information reported in the Company's 1998 Annual Report on Form 10-K. See Item 2."Management Discussion and Analysis - Liquidity and Capital Resources."

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September 1999, the global settlement of the putative class and derivative actions arising out of the Company's August 1996 merger with Champion and two related public offerings became effective, in all material respects. In accordance with the terms of the global settlement, the Company paid $14.0 million, which was funded from insurance proceeds, to the class settlement fund for distribution to class members and issued 1.5 million shares of common stock for purposes of distribution to class members. The Former Majority Shareholder also transferred 8.7 million shares of the Company's common stock to certain former Champion shareholders and 1.2 million shares of the Company's common stock for purposes of distribution to class members. In addition, the Company made a payment of $1.0 million in cash and issued 1.0 million shares of common stock to terminate a contract with the Former Chairman.

         The settlement reduced the Company's existing and future obligations to certain former officers and directors and terminated Value Options to purchase approximately 1.3 million shares of the Company's common stock granted in connection with the August 1996 merger. The Company, all class members, the derivative plaintiffs, the separately represented former Champion shareholders, the Former Majority Shareholder, the underwriter, and the affected current and former officers and directors provided mutual releases of all claims arising out of or related to the August 1996 merger and the related public offerings. The terms of the global settlement were described in detail in the Company's 1998 Annual Report on Form 10-K.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORT ON FORM 8-K

(a)      Exhibits

27        Financial Data Schedule.

(b)  Reports on Form 8-K

         The Company filed on October 15, 1999, a Current Report on Form 8-K, dated September 30, 1999, reporting pursuant to Item 2, the sale of the stock of Paracelsus Senatobia Community, Inc.

         The Company filed on October 25, 1999, a Current Report on Form 8-K, dated October 8, 1999, reporting pursuant to Item 2, the sale of 93.9% of the outstanding common stock of a wholly owned subsidiary which owned substantially all of the assets of five hospitals and related facilities located in Salt Lake City, Utah.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Paracelsus Healthcare Corporation
                                                    (Registrant)

Dated: November 15, 1999                   BY:    /S/ LAWRENCE A. HUMPHREY
                                           -------------------------------
                                                 Lawrence A. Humphrey
                                              Executive Vice President &
                                                Chief Financial Officer