Form 10-K405
period 1999-12-31
PARACELSUS HEALTHCARE CORP
filed 2000-03-30
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of Registrant's Common Stock outstanding on March 27, 2000 was 57,667,721. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on March 27, 2000 was $6,910,473.*

--------------------------
* Excludes 26,076,988 shares deemed to be held by directors and officers, and stockholders whose ownership exceeds five percent of the shares of Common Stock outstanding at March 27, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                        PARACELSUS HEALTHCARE CORPORATION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS

                                                                           PAGE REFERENCE
PRELIMINARY STATEMENT                                                         FORM 10-K
---------------------                                                      --------------

Part I
      Item 1.        Business                                                     4
      Item 2.        Properties                                                  19
      Item 3.        Legal Proceedings                                           19
      Item 4.        Submission of Matters to a Vote of Security Holders         20

Part II
      Item 5.        Market for the Registrant's Common Equity and Related
                        Stockholder Matters                                      20
      Item 6.        Selected Financial Data                                     21
      Item 7.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      24
      Item 7A.       Quantitative and Qualitative Disclosures About Market
                         Risks                                                   36
      Item 8.        Financial Statements and Supplementary Data                 38
      Item 9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                      69

Part III
      Item 10.       Directors and Executive Officers of the Registrant          69
      Item 11.       Executive Compensation                                      71
      Item 12.       Security Ownership of Certain Beneficial Owners
                        and Management                                           75
      Item 13.       Certain Relationships and Related Transactions              77

Part IV
      Item 14.       Exhibits, Financial Statement Schedule and Reports          79
                        on Form 8-K

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

     Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

     o Competition and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;

     o Existing government regulations and changes in legislative proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;

     o The ability to enter into managed care provider arrangements on acceptable terms;

     o    Liabilities and other claims asserted against the Company;

     o The loss of any significant customer, including but not limited to managed care contracts;

     o The ability to attract and retain qualified personnel, including physicians;

     o The continued listing of the Company's common stock on the New York Stock Exchange;

     o The Company's ability to develop and consummate an acceptable and sustainable alternative financial structure, considering the Company's liquidity and limited financial resources;

     o The Company's ability to consummate acceptable financing arrangements, under reasonable terms, to replace its existing interim facility and off-balance sheet receivable financing agreement; and

     o The possibility that the Company may be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or that its creditors could file an involuntary petition seeking to place the Company in bankruptcy.

     The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Paracelsus Healthcare Corporation, a California corporation ("PHC"), was incorporated in November 1980. PHC, both directly or through its subsidiaries (collectively, the "Company" or the "Registrant"), owns and operates acute care and related healthcare businesses in selected markets. In August 1996, the Company acquired Champion Healthcare Corporation ("Champion") by exchanging one share of the Company's Common Stock for each share of Champion's Common Stock and two shares of the Company's Common Stock for each share of Champion's Preferred Stock (the "Merger"). The Company's hospitals offer a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis. In addition, certain hospitals and their related facilities offer home health, skilled nursing care, rehabilitation and psychiatric services. As of December 31, 1999, the Company owned or operated 10 acute care hospitals in seven states with 1,287 licensed beds. Of the 10 hospitals, eight are owned and two are leased.

ISSUES AFFECTING LIQUIDITY

     The Company incurred significant operating losses in 1999 and had a working capital deficit at December 31, 1999. These matters and certain developments described below have raised substantial doubt as to the Company's ability to continue operations as a going concern. The report of the Company's independent auditors, Ernst & Young, LLP, includes an explanatory paragraph for a going concern uncertainty.

     On February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes (the "Notes") due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. The Notes represent unsecured obligations of PHC and are not guaranteed by any of the Company's subsidiaries; accordingly, the Note holders have no direct claim on the assets of any of the Company's hospital operating subsidiaries. Given the Company's financial condition and liquidity, the Company cannot repay in full its obligations under the Notes, nor does the Company have access to equity sources or other commitments necessary to refinance or otherwise satisfy in full its obligations under the Notes. The Company is currently engaged in negotiations with the Note holders to develop an alternative, sustainable capital structure for the Company.

     The Company has retained an investment banking firm and legal counsel to review its strategic alternatives. Considering the Company's limited financial resources, there can be no assurance that the Company will succeed in formulating an alternative capital structure acceptable to the Note holders, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Either as a result of negotiations with the Note holders--or if such negotiations fail--the Company could file under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") or be subject to an involuntary petition. A reorganization would likely result in a significant dilution of the ownership interest of the existing holders of the Company's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for distribution to the Company's creditors and/or the holders of the Company's common stock.

     Relating to the matters discussed above, on March 15, 2000, a wholly-owned, second-tier subsidiary of PHC, PHC Finance, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas in Houston. The subsidiary, whose principal assets are several medical office buildings, does not own or operate any hospital facilities, and neither PHC nor any of the Company's hospital operating subsidiaries are guarantors for any obligations of PHC Finance, Inc.

     Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's Consolidated Balance Sheet at December 31, 1999, which has resulted in a working capital deficit of $309.2 million. The 1999 Consolidated Financial Statements included in Item 8 have been prepared assuming the Company will continue as a going concern and do not include further adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described above.

     As the result of the default of interest payment on the Notes, the Company is also in default with certain provisions under its off-balance sheet receivable financing agreement (the "Commercial Paper" program) (see Item 8.
Note 9) under which a wholly-owned subsidiary of the Company has sold $32.3 million of eligible receivables as of March 27, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the Commercial Paper program. On March 30, 2000, the Company received a commitment for a $62.0 million secured financing facility (the "New Facility") from a lending group which will replace the Company's Commercial Paper program and existing letters of credit outstanding. The Company anticipates that the outstanding letters of credit will be secured by cash collateral held by the lenders. The New Facility will be used primarily to fund normal working capital of the Company's hospitals. The New Facility will be an obligation of certain of the Company's subsidiaries and will be secured by all patient accounts receivable of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the New Facility will not be an obligation of PHC. The lender under the Company's current Commercial Paper program has agreed to extend the program until April 17, 2000 while the Company and the proposed lenders under the New Facility complete due diligence and documentation necessary for the New Facility. There can be no assurance that the Company will ultimately consummate the New Facility.

     The Company is in a highly leveraged financial position. Should the Company fail to consummate the New Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Furthermore, in the event the Commercial Paper program is not extended beyond April 17, 2000, a wind down of the program would commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the Commercial Paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.

     On October 12, 1999, the Company repaid all borrowings outstanding under its senior credit facilities of $223.5 million in conjunction with the sale of its Utah operations. Prior to repayment, the senior credit facilities provided total commitments of $255.0 million (see Item 8. Note 7). Concurrent with the repayment, most of the commitments under the facilities were permanently cancelled. The Company entered into an interim financing arrangement with one of its original bank lenders, which has reduced its original commitment under the senior bank credit agreement to $11.6 million. As of March 27, 2000, the Company had $11.6 million in outstanding letters of credit under its interim credit facility, all of which were fully secured by cash collateral held by the lender, and no outstanding borrowings. As the result of the default of interest payment on the Notes, the Company is also in default under its interim credit facility.

DIVESTITURES AND CLOSURES OF HOSPITALS

     Pursuant to a recapitalization agreement completed on October 8, 1999, the Company sold 93.9% of the outstanding common stock of a wholly owned subsidiary ("HoldCo") to JLL Healthcare, LLC, an affiliate of the private equity firm of Joseph Littlejohn & Levy, Inc., for $280.0 million in cash, inclusive of working capital. The Company retained a minority interest in the outstanding common stock of HoldCo, which owned substantially all of the assets of five hospitals, with 640 licensed beds, and related facilities located in the Salt Lake City area (the "Utah Facilities"). Subsequent to the closing of the recapitalization agreement, IASIS Healthcare Corporation, a Tennessee corporation, was merged with and into a wholly owned subsidiary of HoldCo, with the HoldCo subsidiary as the surviving entity. Following the merger, HoldCo changed its name to IASIS Healthcare Corporation, in which the Company retains a 5.8% minority interest.

     The recapitalization agreement was arrived at through an arms length negotiation. Net cash proceeds were used to eliminate all indebtedness then outstanding under the Company's senior credit facilities totaling $223.5 million and to reduce $12.8 million in borrowings under the Commercial Paper program. The Company also eliminated $7.8 million in annual operating lease payments related to one of the Utah Facilities.

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

     Effective June 30, 1999, the Company sold substantially all of the assets of four skilled nursing facilities (collectively, the "Convalescent Hospitals"). The facilities had 232 licensed beds. The sales price of approximately $6.9 million, which excluded net working capital, was paid by a combination of $3.0 million in cash and a $3.9 million second lien promissory note, which is subject to prepayment discounts. In connection with the sale, the Company paid $1.0 million to terminate a lease agreement at one of the facilities and used the remaining cash proceeds of $2.0 million from the sale to reduce its outstanding indebtedness under its senior revolving credit facility

     Effective March 31, 1999, the Company sold the stock of Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed bed facility located in Tennessee. The sales price of approximately $2.2 million, including working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million in promissory notes.

BUSINESS STRATEGY

     The Company generally seeks to operate hospitals in small to mid-sized markets. The Company focuses on increasing its market share by implementing operating strategies to position each of its hospitals as a preeminent provider of healthcare services on a quality, cost-effective basis that meets the needs of the communities that the facilities serve. The Company continually analyzes whether each of its hospitals fits within its strategic plans and will continue to evaluate ways in which its assets may be used to maximize shareholder value. To that end, the Company may from time to time elect to close, sell, exchange or convert to alternate use certain of its facilities in order to respond to changing market conditions. When appropriate and to the extent financial resources permit, the Company will pursue growth opportunities through selective acquisition of additional hospitals in markets where the Company can develop a preeminent market position. In light of the uncertainties discussed in "Issues Affecting Liquidity," the Company is uncertain as to its acquisition and disposition plan in 2000 and beyond.

HOSPITAL OPERATING STRATEGY

     The Company seeks to provide quality healthcare services on a cost-effective basis while being responsive to the needs of each community in which the Company operates. The Company believes that the delivery of healthcare services is a local business. Accordingly, each hospital's operating strategy and business plan are designed to meet the healthcare needs of the local market through local management initiative, responsibility and accountability, combined with corporate support and oversight. Incentive compensation programs are offered to reward local managers for accomplishing predetermined goals. The significant components of the Company's hospital operating strategy are as follows:

     MARKET PENETRATION - The Company seeks to increase its market share (i) by offering a full range of hospital and related healthcare services, (ii) by providing quality services on a cost effective basis and (iii) through appropriate physician development efforts.

     The Company selectively adds new services such as orthopedic surgery, psychiatric, cardiology and pain management programs at its hospitals and, where appropriate, invests in new technologies. The Company also develops complementary healthcare businesses such as primary care clinics to augment the service capabilities and create a larger service network for its existing hospitals, thereby providing care in a cost effective and medically appropriate setting. In some cases, the Company may also acquire, merge or establish alliances with other providers through affiliation agreements, joint venture arrangements or partnerships. Historically, the Company's investment in its hospitals, primarily through capital expenditures, were financed through additional borrowings and internally generated funds. Due to the liquidity issues previously discussed, there can be no assurance that the Company will have sufficient resources to finance its capital expenditure plan in 2000.

     Various factors, such as technological developments permitting more procedures to be performed on an outpatient basis, pharmaceutical advances and pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. The Company has responded to this trend by restructuring existing surgical and diagnostic capacity to allow a greater number and range of procedures to be performed on an outpatient basis.

     The Company has implemented a care defect reduction program to measure the quality of patient care and to reduce errors in the patient care process. The program focuses on improving patient care processes through staff involvement and education and uses certain indicators to measure the quality of patient care. The Company believes the focus on the quality of care in its hospitals will improve its customer satisfaction rate and reduce its liability risk.

     The Company has implemented a proprietary customer service program in each of its hospitals to ensure that hospital employees are responding to patient needs. This program achieves its objective through employee training programs and by focusing management's attention on areas needing improvement on a timely basis.

     A key element of the Company's hospital operating strategy is to establish and maintain a cooperative relationship with its physicians. The Company focuses on supporting and retaining existing physicians and attracting additional qualified physicians in existing or under-served medical specialties. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing their practices, including financial support and office rental. The Company may affiliate, joint venture or partner with physician practices or, in selected cases, manage or acquire such physician practices through appropriate subsidiaries and affiliated organizations. While physicians may terminate their association with a hospital at any time, the Company believes that by improving the level of care at its hospitals, equipping its hospitals with up-to-date medical technology and forging strong relationships with physicians, it will attract and retain qualified physicians.

     COST CONTROLS - The Company seeks to position each of its hospitals as a cost effective healthcare provider in its market. To achieve this objective, the Company utilizes a disciplined cost control system to (i) implement staffing standards and manage resources to optimize staffing efficiency, (ii) utilize national purchasing contracts and monitor supply usage, (iii) renegotiate or eliminate purchased service contracts, where appropriate, (iv) evaluate and eliminate on an ongoing basis underutilized or unprofitable services and (v) implement utilization management programs to help monitor and manage clinical resources to render medically appropriate and cost effective care. Corporate staff support is available for key operating and cost decisions, as well as for reimbursement, insurance/risk management, purchasing and other significant accounting and support functions. In 1999, the Company instituted further initiatives to cut costs not directly related to patient care, including reducing corporate overhead and eliminating nonessential programs and office space. As healthcare payors seek to reduce their healthcare expenditures, the ability to reduce and control operating costs will become more important to the Company's results of operations and future growth.

     NETWORKS - One factor of ever-increasing importance in the competitive position of the Company's hospitals is the ability of those facilities to obtain, retain and renegotiate managed care contracts. A health care provider's ability to compete for managed care contracts is affected by, among other factors, whether the hospital is part of an integrated health care delivery network and, if so, the scope, breadth and quality of services offered by such network and by competing networks. The Company evaluates changing circumstances in each geographic area on an ongoing basis and attempts to position itself to compete in the managed care market by forming its own, or joining with others to form, integrated health care delivery networks, where appropriate.

     STANDARDIZED POLICIES AND PROCEDURES AND MANAGEMENT INFORMATION SYSTEMS - The Company's hospitals are managed by experienced hospital administrators and financial personnel. To assist them, the Company has sought to maintain financial control and to improve operating practices at the hospitals through standardization. To that end, the Company has developed a comprehensive financial reporting system and implemented standardized policies and procedures. The Company uses the financial reporting system to monitor certain key financial data and operating statistics at each facility, to establish the annual budget and to measure hospitals' financial and operational performance. The Company has also standardized systems for patient billings, general accounting and payroll, as well as clinical applications and is installing systems to automate staffing utilization and to monitor the profitability of managed care contracts. In addition, the Company has implemented policies and procedures to guide its facilities in areas such as quality and customer service, physician relations and arrangements, human resources, billings and collections, regulatory and ethical compliance and accounting and financial reporting.

OPERATIONS

     The Company seeks to create a local healthcare system in each of its markets that offers a continuum of inpatient, outpatient, emergency and alternative care options. In many such markets, the Company will establish its acute care hospitals as the hub of a local provider system that can include home health agencies, clinics, physician practices and medical office buildings.

     ACUTE CARE HOSPITALS - The Company owns and operates 10 acute care hospitals with a total of 1,287 licensed beds in seven states. Each of the Company's acute care hospitals provides a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis, including some or all of the following: intensive and cardiac care, diagnostic services, radiology services and obstetrics on an inpatient basis and ambulatory surgery, laboratory and radiology services on an outpatient basis.

     HOME HEALTH AGENCIES - The Company provides home health services through six of its hospitals in four states. These services include home nursing, infusion therapy, physical therapy, respiratory services and other rehabilitative services.

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

     PHYSICIAN ARRANGEMENTS - The Company owns a majority interest in and/or operates three physician joint ventures. In most cases, a physician or a group of physicians holds the minority interests in the joint ventures directly or indirectly. Additionally, several of the Company's hospitals have assisted with the formation of and participation in physician hospital organizations or management services organizations. The Company believes that its physician arrangements are in compliance with applicable Federal and state laws. However, there can be no assurance that such arrangements will not be challenged by governmental agencies.

     MEDICAL OFFICE BUILDINGS - The Company owns, leases or manages 15 medical office buildings located adjacent to certain of its hospitals.

COMPETITION

     Competition for patients among hospitals and other healthcare providers has intensified in recent years. During this period, hospital occupancy rates have declined as a result of cost containment pressures, changes in technology, changes in government regulations and reimbursement and a shift from inpatient to outpatient utilization. Such factors have prompted new competitive strategies by hospitals and other healthcare providers as well as an increase in the consolidation of such providers. In certain areas in which the Company operates, there are other hospitals or facilities that provide services comparable to those offered by the Company's hospitals. Many of these hospitals may have greater financial resources and may offer a wider range of services than the Company's hospitals. In addition, hospitals owned by government agencies or other tax-exempt entities benefit from endowments, charitable contributions and tax-exempt financing, none of which are available to the Company.

     On July 1, 1998, the Company completed the purchase from its partner the remaining 50% partnership interest in Dakota Heartland Health System ("DHHS") thereby giving the Company 100% ownership of DHHS. DHHS owns and operates a 218-bed general acute care hospital in Fargo, North Dakota. In this market where DHHS is one of two primary healthcare providers, construction is underway on a third competing hospital, which is owned in part by a physicians group who has admitted a number of patients to DHHS. While the Company expects that the new hospital will not have a significant impact on the Company's patient volume in admissions and visits in 2000, competition for patients from the new hospital, once completed, will likely be unfavorable to DHHS' operating results thereafter. The Company is currently evaluating various business alternatives to preserve DHHS' position in this market.

     The competitive position of the Company's hospitals also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by Federal and state governments and other major purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in an effort to contain healthcare costs. As employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs, the importance of obtaining managed care contracts has increased over the years and is expected to continue to increase. In many of the Company's existing markets, the competitive position of its hospital is dependent on its ability to obtain managed care contracts at reasonable terms. Under such contracts, health care providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/enrollees to those providers. The profitability of such contracts depends upon the provider's ability to negotiate payments per patient that, in the aggregate, are adequate to cover the cost of meeting the health care needs of the covered persons. The Company currently has no material contracts to provide services on a capitated basis.

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

     In certain geographic markets, there is a shortage of nurses and other healthcare professionals in certain specialties, which has resulted in increased costs at those facilities. The availability of nursing personnel and other healthcare professionals fluctuates from year to year, and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing and other healthcare personnel.

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

     The Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. The table below sets forth the percentages of acute care gross patient revenue for each category of payor during each of the periods indicated.

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999         1998       1997
                                                                --------     -------    --------

 Medicare.................................................         41.1%       42.6%      43.1%
 Medicaid.................................................          7.4%       11.0%      13.8%
 Managed care, private insurance, and other payors........         51.5%       46.4%      43.1%
                                                                  -----       -----      -----
                                                                  100.0%      100.0%     100.0%
                                                                  =====       =====      =====


     Amounts received from most payors are less than the hospitals' customary charges for the services provided. All of the Company's hospitals (as do most acute care hospitals) derive a substantial portion of their revenue from the Medicare and Medicaid programs, which pay participating health care providers for covered services rendered and items provided to qualified beneficiaries. Both of these programs are government programs, which are heavily regulated and use complex methods for determining payments to providers. These programs are subject to frequent changes, which in recent years have reduced and in the future years are expected to continue to reduce payments to hospitals. In light of the high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Hospital Accreditation and Governmental Regulation."

     The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs. The Company's hospitals have experienced an increasing shift in payor mix from traditional Medicare/Medicaid to managed care consistent with the industry trends. The revenues and operating results of most of the Company's hospitals are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. The Company is experiencing demands from managed care payors for increasing discounted fee structures. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Company is responding to this trend by dedicating resources and managed care professionals to evaluate and negotiate contracts with these payors and obtain better rates and by avoiding entering into capitation arrangements. Also, the Company is installing information systems to improve the information available to management to monitor compliance of hospital billing and collection practices with the negotiated rates. The trend toward managed care has and may continue to adversely affect the Company's ability to grow net operating revenue and improve operating margins.

HOSPITAL ACCREDITATION AND GOVERNMENT REGULATION

     All hospitals, and the healthcare industry generally, are subject to compliance with various Federal, state and local regulations relating to licensure, operations, billing, reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities and offering of new services. All facilities receive periodic inspection by state and local licensing agencies, as well as by non-governmental organizations acting under contract or pursuant to Federal law, to review compliance with standards of medical care and requirements concerning facilities, equipment, staffing, cleanliness and related matters. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. While all of the Company's hospitals have obtained the licenses that the Company believes are necessary under applicable law for the operation of the hospitals, there can be no assurance that its hospitals will be able to comply in the future or that future regulatory changes will not have an adverse impact on the Company. At December 31, 1999, all of the Company's hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), allowing them to participate in the Medicare/Medicaid programs.

     CERTIFICATE OF NEED - In four of the states in which the Company's hospitals operate, certificate of need ("CON") regulations control the development and expansion of healthcare services and facilities. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of certain new services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare and Medicaid reimbursement and/or the revocation of a facility's license. Of the seven states in which the Company operates, a CON is required in Florida, Georgia, Tennessee and Virginia.

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

     Pursuant to the Social Security Act Amendments of 1983 and subsequent budget reconciliation and modifications, Congress adopted a prospective payment system ("PPS"). PPS is a fixed payment system in which illnesses are classified into Diagnostic Related Groups ("DRGs") which do not consider a specific hospital's costs, but are adjusted for an area wage differential. Each DRG is assigned a fixed payment amount that forms the basis for calculating the amount that the hospital is reimbursed for each Medicare patient. Generally, under PPS, if the costs of meeting the health care needs of the patient are greater than the predetermined payment rate, the hospital must absorb the loss. Conversely, if the cost of the services provided is less than the predetermined payment, the hospital retains the difference. Since DRG rates are based upon a statistically normal distribution of severity, a hospital may receive additional payments if a patient falls outside the normal distribution.

     Historically, DRG rates were increased each year to take into account the increased cost of goods and services purchased by hospitals and non-hospitals (the "Market Basket"). With the exception of federal fiscal year 1997 (which ended September 30, 1997), in which the increase in DRG rates was equal to the 2.5% Market Basket, the percentage increases to the DRG rates for the past several years have been lower than the Market Basket and, as a result, payments received by hospitals under DRG-PPS have not kept up with the cost of goods and services. Additionally, the Balanced Budget Act of 1997 ("1997 Budget Act") froze DRG rates at their 1997 levels through federal fiscal year 1998 (which ended September 30, 1998). The 1997 Budget Act also limits the rate of increase in DRG rates thereafter. Payments to be received by general hospitals under DRG-PPS continue to be below the increases in the cost of goods and services purchased by hospitals. The update for the federal fiscal year beginning October 1, 1999, has been set at 1.1 percent (2.9 percent Market Basket minus 1.8 percent).

     Prior to 1988, Medicare reimbursed hospitals for 100% of their share of capital related costs, which included depreciation, interest, taxes and insurance related to plant and equipment for inpatient hospital services. The reimbursed rate was reduced thereafter to 90% of costs. Federal regulations, effective October 1, 1991, created a PPS for inpatient capital costs to be phased in over a ten-year transition period from a hospital-based rate to a fully Federal payment rate or a per-case rate, which is likely to result in further reductions in the rate of growth in reimbursement payments. Beginning with cost reporting periods on or after October 1, 2001, all hospitals are to be paid at the standard Federal rate. Additionally, pursuant to the 1997 Budget Act, capital rates were reduced by an additional 2.1%. This change in capital cost payment could have a negative impact on the operating revenues of the Company.

     Psychiatric and rehabilitation hospitals, as well as psychiatric or rehabilitation units that are distinct parts of a hospital, are exempt from PPS and continue to be reimbursed on a reasonable cost basis, with limits placed upon the annual rate of increase in operating costs per discharge. For fiscal years 1999 through 2002, the annual update factor is dependent upon where the hospital's costs fall in relation to the limits set by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). The annual update factor will range from 0% to the Market Basket percentage increase, depending upon whether the hospital's costs are at, below or above the TEFRA target limits or the Federal national target limits, whichever are lower.

     Many outpatient services continue to be reimbursed, subject to certain regulatory limitations, on a modified cost-reimbursement basis, at the lower of customary charges or a percentage of actual costs. Congress has established additional limits on reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based upon a fee schedule and
(ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based upon the lower of the hospital's specific costs or a blend of the hospital's specific costs and the rate paid by Medicare to non-hospital providers for such services. The 1997 Budget Act required the payment method for most outpatient services provided at hospitals to be converted from the cost-based system to PPS effective January 1, 1999, and phased-in over a three-year period. Congress has approved postponing the implementation of outpatient PPS due to Year 2000 issues. The implementation date is expected to be July 2000. The financial effect of such change in payment methodology may have a negative impact on the Company.

     Home health services historically have been exempt from PPS and have been paid by Medicare at cost, subject to certain limits. The 1997 Budget Act mandates that home health care reimbursement must transition to a prospective payment system on October 1, 2000, as well as a 15% reduction in the cost limits and per beneficiary limits effective September 30, 2000. Subsequent legislation has deferred enactment of the 15% reduction until one year after implementation of PPS for homehealth. During a transition period of not longer than 4 years, home health care reimbursement rates in effect under the current system have been reduced and will be a blend of agency-specific costs and the regional-specific costs, until a fully prospective payment rate is achieved. The Company currently has six hospitals that provide home health care services. The financial effect of such a change in payment methodology may have a negative impact on the Company.

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

     In 1999, Congress passed the Balanced Budget Refinement Act of 1999 ("BBRA") which was designed to provide relief to healthcare providers from certain of the requirements of the 1997 Budget Act by delaying or modifying the implementation of certain provisions and increasing or restoring payments for certain services thereunder. There are a number of other initiatives before Congress that would provide relief to payment reductions brought about by the 1997 Budget Act. However, there is no assurance that such initiatives will be enacted or, if enacted, that they would have any significant favorable impact on the Company.

     MEDICAID - Medicaid is a Federally mandated medical assistance program that is administered and funded in part by each state pursuant to which hospital benefits are available to indigent persons. Each of the Company's hospitals is certified for participation in the various state Medicaid programs. A substantial portion of the Company's revenue is derived from patients covered by this program. See "Sources of Revenue." Medicaid payment methodology varies from state to state, with most payments being made on a prospective payment system or under programs that negotiate payment levels with individual hospitals. Many states have adopted broad-based hospital-specific taxes to help fund the state's share of its Medicaid program. In addition, certain states have obtained or are applying for waivers from by the Health Care Financing Administration ("HCFA") to replace their Medicaid programs with managed care programs.

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

     Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a Federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Texas was denied a waiver under Section 1115 of the 1997 Budget Act but is in the process of implementing regional managed care programs under a more limited waiver. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to the uninsured and underinsured persons. The Virginia Medicaid program has contracted with managed care payors and effectively has assigned to these payors the ability to determine the composition of the provider network. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

     The Medicare and Medicaid programs make additional payments to those healthcare providers that serve a disproportionate share of low-income patients. The qualification and funding for disproportionate share payments vary by year and by state as applicable to Medicaid. Disproportionate share payments for future years could vary significantly from historical payments.

     Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under these programs. Funds received from these programs are subject to audit. These audits can result in retroactive adjustments of such payments. It often takes many years to make a final determination about the amounts earned under the programs because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. There can be no assurance that future audits will not result in material retroactive adjustments.

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

     UTILIZATION REVIEW COMPLIANCE - To ensure efficient utilization of facilities and services, Federal regulations require that admission to and utilization of facilities by Medicare and Medicaid patients must be reviewed by a Peer Review Organization ("PRO"). A PRO may address the appropriateness of patient admissions and discharges, the quality of care provided, the validity of DRG classifications and appropriateness of cases with extraordinary length of stay or cost. The PRO may deny admission or payment. Such review may be conducted either prospectively or retroactively and is subject to administrative and judicial appeal.

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

     THE EMERGENCY MEDICAL TREATMENT AND ACTIVE LABOR ACT - Congress adopted the Federal Emergency Medical Treatment and Active Labor Act ("EMTALA") in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient's inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. These requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. Sanctions, which may be imposed on a physician, hospital or other facility failing to fulfill these requirements, include termination of a hospital's Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable (i) an individual who suffers personal harm as a direct result of a violation of the law and (ii) a medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law to sue the offending hospital for damages and equitable relief. Two of the Company's hospitals were notified by HCFA of potential violations of the requirements of EMTALA. The hospitals have conducted internal investigations and have responded to HFCA. The Company believes that the ultimate outcome of these matters should have no material impact to the Company's financial condition and results of operations. The Company also believes that hospital practices are otherwise in compliance with EMTALA.

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

SEASONALITY

     The hospital industry is seasonal, with the strongest demand for hospital services generally occurring during January through April and the weakest during the summer months. Accordingly, the Company's revenues and earnings are generally highest during the first quarter and lowest during the third quarter. Seasonal variations are caused by a number of factors, including, but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

MEDICAL STAFF AND EMPLOYEES

     At December 31, 1999, the Company had approximately 4,200 full-time and part-time employees. The Company also had 868 licensed physicians who were members of the medical staffs of the Company's hospitals. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with the Company's hospital at any time. The Company is subject to Federal and state employment laws and the Federal minimum wage and hour labor laws. The Company also maintains employee benefit plans, which are subject to reporting and operational compliance with the Internal Revenue Code and the U.S. Department of Labor. Labor relations at the Company's hospitals have been satisfactory.

LIABILITY INSURANCE

     The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment provided at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. The Company is self-insured for the first $1.0 million per occurrence of general and professional liability claims. Excess insurance amounts up to $50.0 million are covered by third party insurance carriers. The Company records an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is certain information regarding the executive officers of the Company.

     ROBERT L. SMITH, age 48, joined the Company as Chief Executive Officer and director effective March 27, 2000. Since March 1999, Mr. Smith was Divisional Vice President of Christus Health, a Dallas-based not-for-profit healthcare system. Prior to Christus Health, he was Chief Executive Officer and Regional President of the Southeast Texas Operating Division of the Sisters of Charity of the Incarnate Word Health Care System since 1995. Prior thereto, Mr. Smith spent 14 years with National Medical Enterprises, Inc. ("NME"), predecessor company to Tenet Healthcare Corporation, where he held a number of divisional senior management positions.

     JAMES G. VANDEVENDER, age 52, interim Chief Executive Officer and director since July 1, 1999 until his resignation from the Company on February 29, 2000. He served as Senior Executive Vice President, Chief Financial Officer and director of the Company from June 1997 to July 1, 1999, and as Executive Vice President, Chief Financial Officer and director since August 1996. From 1990 to 1996, he was Executive Vice President, Chief Financial Officer, Secretary and a director of Champion, which he co-founded. From 1987 to 1989, Mr. VanDevender pursued private investments. From 1981 to 1987, he was Senior Vice President of Republic Health Corporation ("Republic") where he was primarily responsible for acquisitions and development, and held other senior management positions in the areas of accounting and finance. Prior thereto, he was employed in various management positions for four years by Hospital Affiliates International.

     LAWRENCE A. HUMPHREY, age 44, Chief Financial Officer since August 1999 and has served as Executive Vice President - Finance since June 1997, and as Senior Vice President, Corporate Finance since August 1996. Effective February 1996, Mr. Humphrey was promoted to Senior Vice President - Corporate Finance. From 1993 to 1994, he was Operations Controller, and from September 1994 to 1996, he was Vice President - Operations Finance of Champion. Prior thereto, he was employed in various management positions for 12 years by NME. Mr. Humphrey is a Certified Public Accountant.

     MICHAEL M. BROOKS, age 51, served as Senior Vice President - Development from August 1996 until his resignation from the Company on February 29, 2000. From 1992 to 1993, he was Operations Controller and from September 1993 to 1996, he was Vice President - Administration and Development of Champion. Effective February 1996, Mr. Brooks became Senior Vice President - Development. From 1989 to 1992, he was a healthcare consultant and was associated with Champion in that capacity during 1991. From 1987 to 1988, he co-owned and operated an acute care hospital in El Paso, Texas. From 1983 to 1986, he was employed in various senior management positions by Republic.

     STEVEN D. PORTER, age 50, Senior Vice President of Operations since August 1999 and Regional Vice President since January 1999. Prior to joining the Company, he was with Texas Health Resources (formerly Harris Methodist Health System) since 1987, where he served in various roles with increasing responsibilities from hospital administrator to senior vice president of health care management until his departure in 1999.

     DEBORAH H. FRANKOVICH, age 52, Senior Vice President and Treasurer since June 1997, has served as Vice President and Treasurer since August 1996. From 1994 to 1996, she was Vice President and Treasurer of Champion. From 1990 to 1994, she was a healthcare financing consultant. Prior thereto, she was Vice President and Treasurer of Healthcare International, Inc. from 1985 to 1989, and Vice President and Treasurer of HealthVest, which she co-founded, from 1986 to 1990. Prior to joining Healthcare International, she worked in the New York healthcare lending group of Citibank for seven years.

     ROBERT M. STARLING, age 40, a Senior Vice President and Controller since June 1997, has served as Vice President and Controller since August 1996. From 1995 to 1996, he was Vice President and Controller of Champion. Prior thereto, he was Director of Finance for Columbia/HCA Healthcare Corporation from July 1994 to December 1994 and an Audit Manager with Coopers and Lybrand LLP (now PriceWaterhouseCoopers LLP) from 1986 to 1994. Mr. Starling is a Certified Public Accountant.

     TOD B. MITCHELL, age 39, Senior Vice President - Operations Finance since January 2000. Prior thereto, he served as Senior Vice President - Medicare/Medicaid Reimbursements since October 1999 and as Vice President - Medicare/Medicaid Reimbursements since 1996. From 1994 to 1996, he was the Director of Medicare/Medicaid Reimbursements with Champion. Mr. Mitchell is a Certified Public Accountant.

     During 1999, the following executive officers resigned from the Company:
Charles R. Miller, President, Chief Operating Officer and director; Ronald R. Patterson, Executive Vice President and President, Healthcare Operations; Ronald
L. Watson, Senior Vice President, Operations Finance and Systems Support; W. Warren Wilkey, Senior Vice President, Operations; and Gary L. Chandler, Senior Vice President, Managed Care, Networks and Strategic Development.

ITEM 2. PROPERTIES

     The following table sets forth the name and location of facility, date of acquisition and number of licensed beds for each of the hospitals operated by the Company as of December 31, 1999. Unless otherwise indicated, all hospitals are owned by the Company.

                                                                           DATE OF       LICENSED
                   LICENSED FACILITY                    LOCATION         ACQUISITION       BEDS
                   -----------------                    --------         -----------     --------
CALIFORNIA
Lancaster Community Hospital                            Lancaster          2/01/81          117

FLORIDA
Santa Rosa Medical Center (1)                           Milton             5/17/96          129

GEORGIA
Flint River Community Hospital (1)                      Montezuma          1/01/86           49

NORTH DAKOTA
Dakota Heartland Health System                          Fargo              8/16/96          218

TENNESSEE
Cumberland River Hospital                               Celina            10/01/85           36
Fentress County General Hospital                        Jamestown         10/01/85           85

TEXAS
BayCoast Medical Center                                 Baytown            8/16/96          191
The Medical Center of Mesquite                          Mesquite          10/01/90          176
Westwood Medical Center                                 Midland            8/16/96          107

VIRGINIA
Capitol Medical Center (2)                              Richmond           8/16/96          179
                                                                                          -----

     Total Licensed Beds                                                                  1,287
                                                                                          =====

-------------------------

(1)  Hospital facility is leased.

(2) The Company owns an 88.7% general partnership interest in a limited partnership that owns the hospital.

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

ITEM 3. LEGAL PROCEEDINGS

     SHAREHOLDER LITIGATION - The global settlement of the putative class and derivative actions against the Company arising out of the Merger (collectively, the "Shareholder Litigation") became effective in 1999. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," for a more comprehensive discussion of the terms of the settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on October 20, 1999, the stockholders approved the election of Ms. Joan S. Fortune to serve as a Class III director for a three-year term expiring at the 2002 annual meeting of stockholders, with 50,732,691 votes "FOR" and 86,265 votes "WITHHELD." There were 4,299,374 non-votes.

     See Part III. Item 10 for the names and terms of office of all other directors whose term continued after the meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is trading on the New York Stock Exchange ("NYSE") under the symbol "PLS." At March 27, 2000, there were approximately 1,581 holders of record of the Company's common stock. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated:

                                              HIGH            LOW
                                           ---------        -------

Fiscal Year Ended December 31, 1999
  First Quarter ...................        $ 1  9/16        $ 1
  Second Quarter ..................          1   3/8          1
  Third Quarter ...................          1   3/8            3/4
  Fourth Quarter ..................          1  5/16            1/4

Fiscal Year Ended December 31, 1998
  First Quarter ...................        $ 4 13/16        $ 3
  Second Quarter ..................          5  1/16          2 1/2
  Third Quarter ...................          3   1/2          1 3/4
  Fourth Quarter ..................          3  5/16          1 3/8

     The Company did not declare a cash dividend in 1999 and 1998 and does not anticipate the payment of any cash dividends in the foreseeable future. Restrictions imposed by the Company's existing debt obligations also limit the ability of the Company to pay dividends.

     Except as set forth below, the Company did not issue any unregistered securities during 1999 and 1998. In connection with the settlement of the Shareholder Litigation, the Company issued 1.5 million shares of common stock for purposes of distribution to class members and 1.0 million shares of common stock to terminate a service and advisory contract with a former chairman of the Board of Directors. The securities issued were exempt from registration with the U.S. Securities and Exchange Commission (the "SEC") pursuant to Section 3(a)(10) of the Securities Act of 1933.

     The NYSE informed the Company that it remains below the NYSE's required minimum share price of $1 over a 30 trading-day period. Based on the Company's 1999 Consolidated Financial Statements in this Form 10-K, the Company no longer meets the NYSE minimum criteria for stockholders' equity of not less than $50 million. The Company is currently pursuing alternatives that include negotiating with the Note holders to develop an alternative, sustainable capital structure that it believes may enable the Company to regain compliance. There can be no assurance that such actions will be successful or that the Company's common stock will continue to be listed on a national securities exchange. If the Company's securities are delisted, the delisting would have a material adverse effect on the liquidity and trading price of the Company's securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (See Item 8).

     The 1999 Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The report of the Company's independent auditors, Ernst & Young, LLP, includes an explanatory paragraph for a going concern uncertainty.

                                                        (IN 000'S, EXCEPT PER SHARE DATA AND RATIOS)
                                                ---------------------------------------------------------------
YEARS ENDED DECEMBER 31,                           1999          1998          1997          1996        1995
                                                ---------     ---------     ---------     ---------   ---------
INCOME STATEMENT DATA
Net revenue ................................   $ 516,537     $ 664,058     $ 659,219     $ 493,106     $ 434,179
Operating expenses .........................    (474,108)     (584,594)     (587,559)     (496,782)     (399,019)
Capital costs (a) ..........................     (89,830)      (90,189)      (77,551)      (54,761)      (31,719)
Equity in earnings of Dakota Heartland
   Health System ...........................          --            --         9,794         3,207            --
Impairment charges (b) .....................          --        (1,417)       (7,782)      (72,322)           --
Merger costs ...............................          --            --            --       (40,804)           --
Unusual items (c) ..........................      (4,248)        6,637         6,531       (60,521)           --
Gain on sale of facilities .................      77,454         6,825            --            --         9,026
Minority interests .........................         (54)       (3,180)       (1,996)       (1,806)       (1,803)
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income
   taxes and extraordinary loss ............      25,751        (1,860)          656      (230,683)       10,664
Provision (benefit) for income taxes (d) ...      54,207           693         1,812       (76,186)        4,375
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before extraordinary loss ....     (28,456)       (2,553)       (1,156)     (154,497)        6,289
Loss from discontinued operations (d) ......      (1,019)       (2,424)       (5,243)      (70,995)       (2,852)
                                               ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary loss ....     (29,475)       (4,977)       (6,399)     (225,492)        3,437
Extraordinary loss (d) (e) .................      (4,168)       (1,175)           --        (7,724)           --
                                               ---------     ---------     ---------     ---------     ---------

Net income (loss) ..........................   $ (33,643)    $  (6,152)    $  (6,399)    $(233,216)    $   3,437
                                               =========     =========     =========     =========     =========
Income (loss) per share - basic and
   assuming dilution:
   Continuing operations ...................   $   (0.51)    $   (0.05)    $   (0.02)    $   (3.94)    $    0.21
   Net income (loss) .......................   $   (0.60)    $   (0.11)    $   (0.12)    $   (5.95)    $    0.12

Weighted average common shares
   outstanding (f) .........................      55,957        55,108        54,946        39,213        29,772

BALANCE SHEET DATA
Cash and cash equivalents ..................   $  22,723     $  11,944     $  28,173     $  17,771     $   4,418
Working capital (deficit) ..................    (309,157)       22,526        37,378        33,762        57,011
Total assets ...............................     437,058       716,102       734,824       772,832       333,386
Long-term debt (g) .........................       3,685       533,048       491,914       491,057       130,352
Long-term debt in default classified as
   current liabilities .....................     335,445            --            --            --            --
Stockholders' equity .......................       5,197        34,341        42,003        48,487        86,721
Book value per share .......................        0.09          0.62          0.76          0.88          2.91

RATIOS
Adjusted EBITDA  (h) .......................   $  42,375     $  76,284     $  79,458     $  (2,275)    $  33,357
Adjusted EBITDA margin .....................         8.2%         11.5%         12.1%         (0.5)%         7.7%
Debt to total debt and equity ..............        98.5%         93.9%         92.1%         91.0%         60.0%

----------------------------------

a)   Includes interest, depreciation and amortization.

b) Consists of (i) a $1.4 million ($0.02 per share) write-down of certain Tennessee facilities in 1998, (ii) a $7.8 million ($0.09 per share) write-down of certain of the Company's Los Angeles Metropolitan hospitals ("LA Metro") in 1997 and (iii) in 1996, the write down of PHC Regional Medical Center ("PHC Regional") for $52.5 million ($0.90 per share), certain LA Metro hospitals for $11.9 million ($0.20 per share) and two other facilities and estimated disposal costs of $7.9 million ($0.13 per share).

c) Consists in 1999 of (i) a $5.5 million corporate restructuring charge ($0.10 per share), (ii) a $2.2 million charge ($0.04 per share) associated with the execution of an executive agreement (the "Executive Agreement"),
     (iii) a $2.0 million charge ($0.04 per share) in the fourth quarter associated with litigation expenses and the write down to net realizable value of a note receivable and other assets, all of which were related to sold facilities, offset by (iv) a $5.5 million gain ($0.10 per share) from the settlement of the Shareholder Litigation. Unusual items in 1998 consist of (i) a $7.5 million gain ($0.08 per share) from the settlement of a 1996 capitation agreement offset by (ii) a net charge of $863,000 ($0.01 per share) resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation. Unusual items in 1997 consist of (i) a reversal of a loss contract accrual of $15.5 million ($0.17 per share), (ii) a charge of $3.5 million ($0.03 per share) relating to the closure of PHC Regional, (iii) a charge of $2.5 million ($0.03 per share) for a corporate reorganization and (iv) a charge of $3.0 million ($0.04 per share) for the settlement of certain litigation. Unusual items in 1996 consist of charges of $38.1 million ($0.65 per share) for a loss contract and $22.4 million ($0.38 per share) for expenses relating to certain investigation and other litigation matters.

d) The provision for income taxes in 1999 includes an increase in income tax provision of $26.8 million ($0.48 per share) from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $24.7 million was applied to increase income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. The benefit for income taxes in 1996 includes a reduction in income tax benefits of $50.0 million ($1.27 per share) from the recording of a valuation allowance. Of this amount, $17.7 million was applied to reduce income tax benefits on losses from continuing operations and the remaining $32.3 million to reduce income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary losses recorded in 1999 and 1996.

e)   Reflects loss associated with the early extinguishment of debt.

f) Reflects the effect of the 66,159,426-for-one stock split in conjunction with the Merger.

g) Excludes long-term debt due within one year and long-term debt in default classified as current liabilities.

h) Adjusted EBITDA represents income (loss) from continuing operations before income taxes and extraordinary loss, depreciation and amortization, interest, impairment charges, merger costs, unusual items and gain from sale of facilities. While EBITDA is not a substitute for operating cash flows determined in accordance with generally accepted accounting principles, it is a commonly used tool for measuring a company's ability to service debt. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles and may not be comparable to similarly titled measures of other companies.

SELECTED OPERATING STATISTICS

     The following table sets forth selected operating statistics for the Company's consolidated hospitals for the periods and dates indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 -------    -------    -------
ACUTE CARE HOSPITALS(1):
 Total number of hospitals ...................        10         16         23
 Licensed beds at end of period ..............     1,287      1,916      2,337
 Patient days ................................   246,203    311,144    328,331
 Inpatient admissions ........................    53,655     65,746     69,997
 Average length of stay (days) ...............       4.6        4.7        4.7
 Outpatient visits (excluding home health) ...   572,593    689,192    658,806
 Home health visits ..........................   274,758    503,944    870,930
 Deliveries ..................................     7,652      9,602      9,728
 Surgery cases ...............................    34,431     46,902     48,488
 Occupancy rate ..............................      38.6%      35.8%      36.9%
 Outpatient utilization (2) ..................      38.5%      37.6%      39.3%

PSYCHIATRIC HOSPITALS(3):
 Total number of hospitals ...................        --         --          2
 Licensed beds at end of period ..............        --         --        114
 Patient days ................................        --      4,099     19,554
 Inpatient admissions ........................        --        322      1,462
 Average length of stay (days) ...............        --       12.7       13.4
 Outpatient visits ...........................        --      4,736     16,998
 Occupancy rate ..............................        --       25.0%      35.9%
 Outpatient utilization (2) ..................        --       18.3%      15.8%

--------------------------------------------------------------------------------

(1) Includes the sold facilities through their respective dates of disposition and DHHS from January 1, 1998.

(2)  Gross Outpatient Revenue as a percent of Total Gross Patient Revenue.

(3)  Includes the LA Metro psychiatric facilities though disposition date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The healthcare industry as a whole faces increasing uncertainty from governmental and private industry efforts to reform healthcare delivery and payment systems. As a result, the Company continues to experience significant changes on several fronts, including 1) a general reduction of payment rates by government and other payors, 2) an increasing shift in payor mix from traditional Medicare/Medicaid and indemnity payors to managed care and 3) increasing competition for patients and technological advances which require increased capital investments. The Company has taken steps to address these challenges, such as divesting of selected hospitals and certain unprofitable businesses, implementing cost control measures on a hospital-by-hospital basis, reducing the overall corporate cost structure, renegotiating payor contracts and service arrangements, actively recruiting physicians and expanding facilities and services in selected markets. The Company also actively monitors and analyzes the potential impact of proposed healthcare legislation to formulate its business strategies. However, the

Company cannot predict whether new healthcare legislation will be passed at the Federal or state level and what resulting response the Company may take.

     The Consolidated Financial Statements in Item 8 set forth certain data with respect to the financial position, results of operations and cash flows of the Company and should be read in conjunction with the following discussion and analysis.

     The 1999 Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The report of the Company's independent auditors, Ernst & Young, LLP, includes an explanatory paragraph for a going concern uncertainty.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

     Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

     o Competition and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;

     o Existing government regulations and changes in legislative proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;

     o The ability to enter into managed care provider arrangements on acceptable terms;

     o    Liabilities and other claims asserted against the Company;

     o The loss of any significant customer, including but not limited to managed care contracts;

     o The ability to attract and retain qualified personnel, including physicians;

     o The continued listing of the Company's common stock on the New York Stock Exchange;

     o The Company's ability to develop and consummate an acceptable and sustainable alternative financial structure, considering the Company's liquidity and limited financial resources;

     o The Company's ability to consummate acceptable financing arrangements, under reasonable terms, to replace its existing interim facility and off-balance sheet receivable financing agreement; and

     o The possibility that the Company may be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or that its creditors could file an involuntary petition seeking to place the Company in bankruptcy.

     The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

ISSUES AFFECTING LIQUIDITY

         The Company incurred significant operating losses in 1999 and had a working capital deficit at December 31, 1999. These matters and certain developments described below have raised substantial doubt as to the Company's ability to continue as a going concern.

         On February 15, 2000, the Company did not make the interest payment of approximately $16.3 million on the Notes, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. The Notes represent unsecured obligations of PHC and are not guaranteed by any of the Company's subsidiaries; accordingly, the Note holders have no direct claim on the assets of any of the Company's hospital operating subsidiaries. Given the Company's financial condition and liquidity, the Company cannot repay in full its obligations under the Notes, nor does the Company have access to equity sources or other commitments necessary to refinance or otherwise satisfy in full its obligations under the Notes. The Company is currently engaged in negotiations with the Note holders to develop an alternative, sustainable capital structure for the Company.

         The Company has retained an investment banking firm and legal counsel to review its strategic alternatives. Considering the Company's limited financial resources, there can be no assurance that the Company will succeed in formulating an alternative capital structure acceptable to the Note holders, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Either as a result of negotiations with the Note holders--or if such negotiations fail--the Company could file for protection under Chapter 11 of the Bankruptcy Code or be subject to an involuntary petition. A reorganization would likely result in a significant dilution of the ownership interest of the existing holders of the Company's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for distribution to the Company's creditors and/or the holders of the Company's common stock.

     Relating to the matters discussed above, on March 15, 2000, a wholly-owned, second-tier subsidiary of PHC, PHC Finance, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas in Houston. The subsidiary, whose principal assets are several medical office buildings, does not own or operate any hospital facilities, and neither PHC nor any of the Company's hospital operating subsidiaries are guarantors for any obligations of PHC Finance, Inc.

     Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's Consolidated Balance Sheet at December 31, 1999, which has resulted in a working capital deficit of $309.2 million. The 1999 Consolidated Financial Statements included in Item 8 have been prepared assuming the Company will continue as a going concern and do not include further adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainties described above.

     As the result of the default of interest payment on the Notes, the Company is also in default with certain provisions under the Commercial Paper program (see Item 8. Note 9) under which a wholly-owned subsidiary of the Company has sold $32.3 million of eligible receivables as of March 27, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the Commercial Paper program. On March 30, 2000, the Company received a $62.0 million commitment under the New Facility from a lending group which will replace the Company's Commercial Paper program and existing letters of credit outstanding. The Company anticipates that the outstanding letters of credit will be secured by cash collateral held by the lenders. The New Facility will be used primarily to fund normal working capital of the Company's hospitals. The New Facility will be an obligation of certain of the Company's subsidiaries and will be secured by all patient accounts receivable of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the New Facility will not be an obligation of PHC. The lender under the Company's current Commercial Paper program has agreed to extend the program until April 17, 2000 while the Company and the proposed lenders under the New Facility complete due diligence and documentation necessary for the New Facility. There can be no assurance that the Company will ultimately consummate the New Facility.

     The Company is in a highly leveraged financial position. Should the Company fail to consummate the New Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Furthermore, in the event the Commercial Paper program is not extended beyond April 17, 2000, a wind down of the program would commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the Commercial Paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.

     On October 12, 1999, the Company repaid all borrowings outstanding under its senior credit facilities of $223.5 million in conjunction with the sale of the Utah Facilities. Prior to repayment, the senior credit facilities provided total commitments of $255.0 million (see Item 8. Note 7). Concurrent with the repayment, most of the commitments under the facilities were permanently cancelled. The Company entered into an interim financing arrangement with one of its original bank lenders, which has reduced its original commitment under the senior bank credit agreement to $11.6 million. As of March 27, 2000, the Company had $11.6 million in outstanding letters of credit under its interim credit facility, all of which were fully secured by cash collateral held by the bank, and no outstanding borrowings. As the result of the default of interest payment on the Notes, the Company is also in default under its interim credit facility.

     The NYSE informed the Company that it remains below the NYSE's required minimum share price of $1 over a 30 trading-day period. Based on the Company's 1999 Consolidated Financial Statements in this Form 10-K, the Company no longer meets the NYSE minimum criteria for stockholders' equity of not less than $50 million. The Company is currently pursuing alternatives that include negotiating with the Note holders to develop an alternative, sustainable capital structure that it believes may enable the Company to regain compliance. There can be no assurance that such actions will be successful or that the Company's common stock will continue to be listed on a national securities exchange. If the Company's securities are delisted, the delisting would have a material adverse effect on the liquidity and trading price of the Company's securities.

RESULTS OF OPERATIONS

     The Company previously segregated its hospitals into two operating segments: Core Markets and Non Core Markets. The Company designated certain hospitals as "Core Facilities" with the goal of expanding and further integrating the hospitals' presence in their respective markets. As the designation implies, the Core Facilities comprised the operational and financial core of the Company's business. "Non Core" Markets consisted of all other hospital operations owned by the Company, which were being evaluated for possible disposition. This designation was made in conjunction with the Company's efforts to reduce its debt through the disposition of certain hospitals, an objective that was largely accomplished with the disposition of the Utah operations in the fourth quarter of 1999 and the resulting repayment of all borrowings outstanding under the Company's senior credit facility. Accordingly, the Company ceased making the Core and Non Core distinction for its reportable segments.

     The comparison of operating results to prior years is difficult given the numbers of divestitures, closures and acquisition by the Company in the affected periods. "Same Hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout both periods for which comparative operating results are presented.

OPERATIONS DATA

     The following table summarizes, for the periods indicated, changes in selected operating percentages for the Company's facilities. The discussion that follows should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                      1999      1998      1997
                                                      -----     -----     -----
Percentage of Net Revenue

Net revenue .......................................   100.0%    100.0%    100.0%
                                                      -----     -----     -----

Salaries and benefits .............................   (42.4)    (41.6)    (41.2)
Other operating expenses ..........................   (41.3)    (40.0)    (40.8)
Provision for bad debts ...........................    (8.1)     (6.4)     (7.1)
                                                      -----     -----     -----

Operating costs ...................................   (91.8)    (88.0)    (89.1)
                                                      -----     -----     -----

Operating margin ..................................     8.2      12.0      10.9

Capital costs (a) .................................   (17.4)    (13.6)    (11.8)
Equity in earnings of DHHS ........................      --        --       1.5
Impairment charges ................................      --      (0.2)     (1.2)
Unusual items .....................................    (0.8)      1.0       1.0
Gain on sale of facilities ........................    15.0       1.0        --
Minority interests ................................      --      (0.5)     (0.3)
                                                      -----     -----     -----
Income (loss) from continuing operations before
    Income taxes and extraordinary loss ...........     5.0%     (0.3)%     0.1%
                                                      =====     =====     =====

--------------------

(a)  Includes interest, depreciation and amortization.


YEAR ENDED DECEMBER 31, 1999
COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net revenue for year ended December 31, 1999, was $516.6 million, a decrease of $147.5 million, or 22.2%, from $664.1 million for the same period in 1998. The decline in net revenue is largely due to the sale of eight acute care hospitals in 1998 and the sale of Bledsoe, the Convalescent Hospitals, Senatobia and the Utah Facilities in 1999.

     Net revenue at "Same Hospitals" decreased by $8.4 million, or 2.3%, to $357.6 million for the year ended December 31, 1999, compared to $366.0 million in 1998. This decrease resulted primarily from an $8.0 million charge to net revenue in the fourth quarter to revise estimates of amounts due to the Company from managed care payors ($7.0 million) and from the Medicare/Medicaid programs ($1.0 million). The increase in managed care allowances reflects the impact of increased managed care penetration at several of the Company's hospitals, the effect of the increasing discounted fee structures demanded by the managed care payors and the improvement in information available which has allowed the Company's to better estimate amounts due under managed care contracts. In response, management is currently reviewing all material managed care contracts and when permitted, either renegotiating or canceling contracts it deems unfavorable to the Company. The Company is also installing information systems at certain of it hospitals to improve management's ability to ensure that billing and collection practices accurately reflect negotiated rates. The trend of payors shifting to managed care plans has and may continue to adversely affect the Company's ability to grow net operating revenue and improve operating margins.

     The Company's "Same Hospitals" experienced a 3.1% increase in inpatient admissions from 37,288 in the year ended December 31, 1998 to 38,435 in the comparable period in 1999. Same Hospital patient days increased 0.7% from 188,889 in 1998 to 190,117 in 1999. The increase in admissions and patient days resulted from (i) an increase in the number of physicians and services at several of the Company's hospitals and (ii) increased volume generated from certain hospital benchmarking and service awareness programs implemented in 1998. Excluding home health visits, outpatient visits at "Same Hospitals" declined 2.9% from 316,397 in 1998 to 307,314 in 1999 due primarily to the consolidation and/or selective reduction of services at certain hospitals. Home health visits in "Same Hospitals" decreased 29.6% from 370,223 in 1998 to 260,689 in 1999 primarily due to the 1998 closure or sale of home health operations in response to the 1997 Budget Act.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, were 91.8% of net revenue in 1999 and 88.0% in 1998, and operating margins were 8.2% and 12.0%, respectively. Operating expenses in 1998 were favorably impacted by a $5.5 million reduction in general and medical professional liability costs. Additionally, operating expenses in 1999 were unfavorably impacted by a $2.9 million increase in bad debt expense at the Company's Same Hospitals, as discussed below, and a $4.7 million increase in workers compensation reserves. The fourth quarter charge for workers compensation was the result of revised actuarial estimates, which were negatively impacted by unfavorable claims experience. Substantially all of this charge related to prior years and approximately half of this charge was incurred at the sold/closed facilities.

     The aforementioned factors ($2.3 million of the workers compensation charge and all of the increase in bad debt expense) contributed to the decline in Same Hospitals operating margins. Operating expenses at the Company's Same Hospitals were 87.2% of net revenue in 1999 as compared to 84.2% in 1998, and operating margins were 12.8% and 15.8%, respectively. The Company believes that the increase in bad debt expense resulted from (i) the shift in payor mix from traditional Medicare and indemnity healthcare coverage, which has minimal bad debts, to managed care, (ii) a general trend in payment delays and denial of claims by managed care payors, which increased the allowance for doubtful accounts, (iii) the residual effect of the computer system conversion at certain facilities in the early part of the year and (iv) business office turnover at certain facilities. While the Company is unable to predict whether the current trend in bad debt expense will continue, the Company has undertaken a number of actions to mitigate the increase in bad debts. These actions include strengthening hospital business office operations, pursuing litigation on past due accounts, particularly with respect to certain managed care payors, and modifying admittance policies at selected hospitals.

     Interest expense decreased $1.6 million from $51.8 million in 1998 to $50.2 million in 1999, due to the repayment of all amounts outstanding under the senior credit facilities in October 1999, offset by increased borrowings under such facilities during the year. The increased borrowings were used primarily to fund facility expansion, Year 2000 expenditures and working capital.

     Depreciation and amortization expense increased $1.3 million from $38.3 million in 1998 to $39.6 million in 1999, primarily due to the acquisition of DHHS on July 1, 1998 and additions to property and equipment. This increase was partially offset by a decrease in depreciation and amortization from facilities sold in 1999.

     Income before income taxes, discontinued operations and extraordinary charge was $25.8 million for the year ended December 31, 1999 and included a net gain on sale of facilities of $77.5 million and a net unusual charge of $4.2 million. The gain on sale of facilities resulted from the sale of the Utah Facilities, Senatobia and the Convalescent Hospitals, which was partially offset by a loss from the final working capital adjustment and prepayment discount on notes receivable related to the sale in 1998 of LA Metro (see Item 8. Note 4). The net unusual charge, as more fully discussed in Item 8. Note 3, consisted of
(i) a $5.5 million corporate restructuring charge relating to employee termination costs, service contract cancellation and the write-down of certain deferred costs, leasehold improvements and redundant equipment, (ii) a $2.2 million charge associated with the execution of the Executive Agreement, (iii) a $2.0 million charge in the fourth quarter associated with litigation expenses and the write down to net realizable value of a note receivable and other assets, all of which were related to sold facilities, offset by (iv) a $5.5 million gain from the settlement of the Shareholder Litigation.

     Loss before income taxes, discontinued operations and extraordinary charge for the year ended December 31, 1998, was $1.9 million and reflected (i) an impairment charge of $1.4 million to write down certain long lived assets to fair value, (ii) minority interest of $4.1 million, attributable to DHHS offset by (iii) a net unusual gain of $6.6 million primarily from the settlement of a capitation contract ($7.5 million) partially offset by net charges from the execution of the Executive Agreement, the restructuring of home health operations, severances and settlement of litigation ($863,000) and (iv) a net gain of $6.8 million on sale of facilities.

     The Company recorded an income tax provision for income from continuing operations of $54.2 million in 1999 and $693,000 in 1998. The total provision for income taxes in 1999 includes an increase in income tax provision of $26.8 million from the recording of additional valuation allowance to reserve all remaining net deferred tax assets as of December 31, 1999. See more discussion in "Valuation Allowance on Deferred Tax Assets." Of the $26.8 million, $24.7 million was applied to increase the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1999. The income tax provision in 1999 differed from the statutory rate due to (i) the aforementioned increase in the valuation allowance (ii) nondeductible goodwill associated with the sale of the Utah Facilities, (iii) nondeductible expenses from the settlement of Shareholder Litigation and from goodwill amortization, which were partially offset by (iv) a non-taxable gain related to the execution of the Executive Agreement. Income tax expense in 1998 differed from the statutory rate due to nondeductible goodwill amortization and expenses related to the Shareholder Litigation, partially offset by a decrease in valuation allowance.

     In 1999, the Company recorded a loss from discontinued operations of $1.0 million (no tax benefits), or $0.02 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998. In 1998, the Company recorded a loss from discontinued operations of $2.4 million (net of tax of $1.7 million), or $0.04 per share, to reflect the settlement of litigation concerning alleged violations of certain Medicare rules.

     Net loss was $33.6 million, or $0.60 per diluted share, in 1999, compared to $6.2 million, or $0.11 per diluted share, in 1998. Net loss included an extraordinary charge for the write-off of deferred loan costs of $4.2 million (no tax benefits), or $0.07 per share, in 1999 and $1.2 million (net of tax benefits of $816,000), or $0.02 per share, in 1998, relating to the early extinguishment of debt in those respective years. Weighted average common and common equivalent shares outstanding were 56.0 million and 55.1 million in 1999 and 1998, respectively. The increase in common and common equivalent shares reflects the weighted average effect of shares of common stock issued in connection with the settlement of the Shareholder Litigation.

YEAR ENDED DECEMBER 31, 1998
COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     The "Same Hospitals" designation used in the following discussion includes all hospitals owned and operated by the Company as of December 31, 1998, for which full year comparative results are included the Company's 1998 and 1997 Consolidated Statements of Operations. Some of these hospitals were subsequently sold in 1999. Consequently, the following Same Hospital discussion does not necessarily reflect amounts reported in Item 8. Note 13 - Operating Segments.

     Net revenue for the year ended December 31, 1998, was $664.0 million, an increase of $4.8 million, or 0.7%, from $659.2 million for the same period of 1997. As the result of the acquisition of DHHS, 1998 net revenue included DHHS for the twelve months ended December 31, 1998. DHHS was accounted for under the equity method for the year ended December 31, 1997. Net revenue for 1998 increased $103.7 million from the acquisition of DHHS and was offset by a $48.5 million decrease in net revenue primarily attributable to the dispositions of the two hospitals located in Chico, California (the "Chico Hospitals"), the LA Metro Hospitals and the closure of PHC Regional. The remaining decline in net revenue occurred at the Company's Same Hospitals, as discussed below.

     Net revenue at Same Hospitals for the year ended December 31, 1998 was $472.8 million compared to $523.2 million in 1997, a decrease of $50.4 million, or 9.6%. The decrease in net revenue at the Company's Same Hospitals is due to
(i) a decline in utilization and reimbursement rates for home health and other healthcare operations as a consequence of the 1997 Budget Act, (ii) the restructuring of home health operations at certain of the Company's hospitals in 1998, including in some cases the closing of such operations, (iii) an overall decline in volume at the hospitals and (iv) continued tightening of payment levels by managed care plans.

     The Company's Same Hospitals experienced a 6.1% decrease in inpatient admissions from 52,060 in 1997 to 48,903 in 1998. Same Hospital patient days decreased 7.4% from 233,011 in 1997 to 215,786 in 1998. The decline in volumes was principally related to the termination of unfavorable managed care contracts, the closure of skilled nursing units in response to revenue reductions under the 1997 Budget Act and an overall decline in volumes from the deterioration of the home health operations. Excluding home health visits, outpatient visits in Same Hospitals increased 2.8% from 565,369 in 1997 to 581,142 in 1998. Home health visits in Same Hospitals decreased 45.7% from 866,604 in 1997 to 470,595 in 1998 primarily due to stricter utilization standards under the 1997 Budget Act effective October 1, 1997, and the closure of home health operations at certain facilities.

     Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $3.0 million from $587.6 million in 1997 to $584.6 million in 1998. The year ended December 31, 1998, included DHHS operating expenses of $80.3 million, which was offset by a $51.9 million decrease from closed/sold facilities and a $5.5 million reduction in general and medical professional liability costs as a result of revisions of actuarial estimates based on improvement in claim settlement experience. The balance of the reduction in operating expenses occurred primarily at the Company's Same Hospitals as a result of management's effort to reduce costs in response to reductions in net revenue.

     Operating expenses at the Company's Same Hospitals increased from 83.5% of net revenue in 1997 to 86.0% in 1998, and operating margins decreased from 16.5% to 14.0%, respectively. The deterioration in operating margins occurred primarily as a result of the aforementioned stricter utilization standards and reductions in reimbursement rates under the 1997 Budget Act. Although the 1997 Budget

Act became effective October 1, 1997, certain key provisions of the Act were not finalized until the latter part of 1998, particularly with respect to the Company's home health operations; and in response, the Company undertook a series of strategic actions in the fourth quarter of 1998 to lower its cost structure. These actions, which included a combination of staff and wage reductions and other cost cutting measures, did not keep pace with declines in net revenue.

     Interest expense increased $4.5 million from $47.4 million in 1997 to $51.9 million in 1998, primarily due to a net increase in outstanding indebtedness under the senior credit facilities resulting from the acquisition of DHHS, net of proceeds from the dispositions of the LA Metro and the Chico Hospitals. Additionally, approximately $2.7 million of interest expense incurred in 1997, which related to borrowings to finance the acquisition of PHC Regional, was charged to the loss contract accrual previously established at December 31, 1996. Accordingly, such amount was not reflected as interest expense in the 1997 Consolidated Statement of Operations.

     Depreciation and amortization expense increased $8.1 million to $38.3 million in 1998 from $30.2 million for the same period in 1997. An increase of $5.9 million in depreciation and amortization expense resulted from the acquisition of DHHS, which was accounted for under the equity method of accounting in 1997. The remainder of the increase is primarily related to current year additions to property and equipment.

     Loss before income taxes, discontinued operations and extraordinary charge for the year ended December 31, 1998 was $1.9 million and included $12.1 million, net of minority interest of $4.1 million, attributable to income from DHHS on a consolidated basis. Loss before income taxes, discontinued operations and extraordinary charge also included (i) an impairment charge of $1.4 million to write down certain long lived assets to fair value offset by (ii) $6.6 million of unusual items (including a $7.5 million gain from the settlement of a capitation contract dispute offset by a net charge of $863,000 resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation) and (iii) a net gain of $6.8 million on sale of facilities.

     Income before income taxes and discontinued operations in 1997 was $656,000 and included (i) equity in earnings of DHHS of $9.8 million, (ii) a net unusual gain of $6.5 million from the reversal of $15.5 million related to a loss contract accrual offset by charges, which totaled $9.0 million relating to hospital closure, corporate reorganization and settlement of litigation and
(iii) impairment charges of $7.8 million relating to the LA Metro hospitals.

     The Company recorded income tax expense of $693,000 on pre-tax loss of $1.9 million in 1998 and income tax expense of $1.8 million on pre-tax income of $656,000 in 1997. Income tax expense in 1998 differed from the U.S. statutory rate due to goodwill and nondeductible costs related to the Shareholder Litigation. These increases in the income tax provision were partially offset by the decrease in valuation allowance. Income tax expense in 1997 differed from the U.S. statutory rate due to nondeductible goodwill amortization.

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

     During 1997, the Company recorded a loss on disposal of the discontinued psychiatric facilities of $5.2 million (net of tax benefits of $3.7 million), which consisted of an impairment charge of $1.9 million to reduce the psychiatric hospital assets to their estimated net realizable value and a charge of $3.3 million relating to outstanding litigation matters.

     Net loss for the year ended December 31, 1998 was $6.2 million, or $0.11 per diluted share, compared to net loss of $6.4 million, or $0.12 per diluted share, for the same period of 1997. Weighted average common and common equivalent shares outstanding increased from 54.9 million in 1997 to 55.1 million in 1998 due to the 1998 exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

     The introductory information to this Item as set forth in "Issues Affecting Liquidity" discusses the important issues affecting the Company's liquidity and capital resources.

     Net cash used in operating activities for the year ended December 31, 1999 was $43.5 million, compared to $5.3 million for the same period in 1998. The $38.2 million increase in cash used in operating activities resulted from (i) the pay down of the Commercial Paper program related to the sale of the Utah Facilities, (ii) cash collateral used to secure letters of credit outstanding under the interim credit facility, (iii) payments made in connection with the Executive Agreement, (iv) payments made to third-party intermediaries for amounts due under the Medicare/Medicaid programs and (v) 1999 losses from operations. Net cash provided from investing activities was $253.3 million during 1999, as compared to net cash used in investing activities of $50.3 million during 1998. The $303.6 million increase was primarily attributable to net cash received from the disposition of hospitals in 1999 of $282.1 million compared to net cash expenditures of $21.1 million in 1998 from the acquisition of DHHS net of proceeds from the disposition of hospitals. Net cash used in financing activities during 1999 was $199.1 million, compared to net cash provided by financing activities of $39.4 million during 1998. This decrease was due primarily from the repayment in 1999 of all amounts outstanding under the senior credit facilities.

     In connection with the sale of the Utah Facilities, Senatobia, the Convalescent Hospitals and Bledsoe, the Company reduced its long-term debt by $228.5 million, which included the repayment of all indebtedness under the senior credit facilities of $225.5 million and the assumption of $3.0 million of hospital debt assumed by a purchaser of the hospitals. The Company further reduced amounts of eligible receivables sold under the Commercial Paper program by $12.8 million with the net proceeds from the divestitures and eliminated approximately $7.8 million in annual facility lease commitments.

     On November 25, 1998, the Company and its former senior executives, Mr. Miller, Mr. VanDevender and Mr. Patterson (the "Senior Executives") executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. Pursuant to the Executive Agreement, the Company paid the Senior Executives $4.6 million in April 1999. See Item 8. Note 15 for more discussion on the effect of the Executive Agreement on the Company's financial condition and results of operations.

     Capital expenditures during the last three years were financed primarily through additional borrowings and internally generated funds. Due to the liquidity issues previously discussed, there can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 2000.

YEAR 2000 COMPLIANCE

     The Company had implemented its plan to address possible exposures related to the impact of Year 2000 computer issues on its computer systems, its equipment and third parties with which the Company's systems interface. Since entering the year 2000 and passing the February leap year date, the Company has not experienced any significant adverse consequences from disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its third party payors or vendors. The Company will continue to monitor its patient care and operation critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from third parties. The Company's total cost for addressing all Year 2000 issues was approximately $8.0 million, which included approximately $6.5 million of capital expenditures related to replacement systems and $1.5 million of expenses.

LITIGATION

     SHAREHOLDER LITIGATION - In 1999, the global settlement of the Shareholder Litigation became effective. The following discussion is limited to the material terms of the settlement. More comprehensive discussions of the global settlement were made in the Company's previously filed 1998 Form 10-K and 1999 Form 10-Q's.

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

     The settlement reduced the Company's existing and future obligations to certain former officers and directors and terminated options to purchase approximately 1.3 million shares of the Company's common stock at $0.01 per share ("Value Options") granted in connection with the Merger. The settlement modified the Executive Agreement with the Company's three former senior executives (Mr. Charles R. Miller, Mr. James G. VanDevender, and Mr. Ronald R. Patterson) and following the completion of such agreement in June 1999, Mr. Miller and Mr. Patterson resigned from the Company. Mr. VanDevender served as interim CEO effective July 1, 1999 until his resignation on February 29, 2000.

     The settlement also gave the Former Majority Shareholder and the former Champion shareholders, who could be deemed to be acting as a group under Section 13 (d) of the Securities Exchange Act of 1934, each the right to designate three members of the Company's Board of Directors. In connection with the settlement, the Company entered into a new shareholder agreement containing provisions governing restrictions on the Former Majority Shareholder's transfer of shares, limiting the Former Majority Shareholder's response to acquisition proposals, governing the composition of the Board of Directors and outlining the Former Majority Shareholder's registration rights with respect to its shares. Concurrently, the Company terminated a previously existing shareholder protection rights agreement, an anti-takeover device, and the shareholder agreement adopted at the time of the Merger.

     As the result of the settlement, the Company, all class members, the derivative plaintiffs, the separately represented former Champion shareholders, the Former Majority Shareholder, the underwriter, and the affected current and former officers and directors provided mutual releases of all claims arising out of or related to the Merger and the related public offerings. All pending actions against all released parties were dismissed. Additionally, the Company, the separately represented Champion shareholders, and the members of the class have agreed to assign any claims they have against the Company's independent auditors to the Former Majority Shareholder. The settlement requires the Company to indemnify current and former officers and directors, the Former Majority Shareholder, and certain separately represented former Champion shareholders against (i) liability, costs and expenses arising from any Merger-related claims brought by current or former Company security holders who are not parties to the settlement or members of a class certified for settlement purposes and (ii) reasonable costs and expenses, excluding monetary sanctions, incurred in connection with any ongoing or future governmental investigation relating to the Merger and public offerings.

     OTHER LITIGATION - The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

     The Company considers prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 1998, the Company recorded a valuation allowance of $48.2 million based on its previously existing tax strategies, which assumed the utilization of net operating loss carryforwards to reduce estimated taxable gains generated from the sale of selected hospitals and no benefit related to future taxable income. The Company's tax planning strategies assumed proceeds from divestitures based on previously existing market conditions. As of December 31, 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded due to issues affecting liquidity and related uncertainties discussed herein, which, if unfavorably resolved, will adversely affect the Company's future operations on a continuing basis. In the event that the Company is forced to file for protection under Chapter 11 of the Bankruptcy Code, the realization of the tax assets may be substantially and permanently impaired. The future realization of the deductible temporary differences and net operating loss carryforwards depends, among other things, on the Company's ability to develop and consummate an acceptable and sustainable financial structure and the existence of sufficient taxable income within the carryforward period.

     At December 31, 1999, the Company had net operating loss carryforwards of $136.7 million for U.S. Federal income tax purposes that will expire in varying amounts from 2010 to 2013, if not utilized. Additionally, U.S. Federal income tax law limits a corporation's ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period. In the event of such a future ownership change, the Company's net operating loss carryforward may be subject to an annual limitation on its use.

INDUSTRY OUTLOOK

     The general hospital industry in the United States and the Company's hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressure are expected to continue.

     The ongoing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any new healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

OTHER REGULATORY MATTER

     On March 9, 1998, the SEC entered a formal order authorizing a private investigation, In re Paracelsus Healthcare Corp., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

IMPACT OF INFLATION

     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages of qualified personnel in the marketplace occur. The Company has attempted to abate increases in other operating costs by increasing charges, expanding services and implementing cost control measures to curb increases in operating costs. The Company's ability to increase prices is limited by various Federal and state laws that establish payment limitations for hospital services rendered to Medicare and Medicaid patients and by other factors. The Company's ability to increase prices may also be affected by its need to remain competitive. There can be no assurance that the Company will be able to continue to offset such future cost increases.

RECENT PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will require companies to recognize all derivatives on the balance sheet at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. The Company expects SFAS No. 133 to have no material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's only exposure to market risk is changes in the general level of U.S. interest rates. All of the Company's debt obligations of approximately $339.8 million as of December 31, 1999 (see Item 8. Notes 7 and 10), had fixed interest rates ranging from 6.51% to 10.5% and accordingly have no earnings exposure to changes in interest rates. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
   Paracelsus Healthcare Corporation Consolidated Financial Statements:
   Report of Independent Auditors.....................................................................     39
   Consolidated Balance Sheets - December 31, 1999 and 1998...........................................     40
   Consolidated Statements of Operations - for the years ended December 31, 1999, 1998
        And 1997......................................................................................     42
   Consolidated Statements of Stockholders' Equity - for the years ended December 31,
        1999, 1998 and 1997...........................................................................     43
   Consolidated Statements of Cash Flows - for the  years ended December 31, 1999,
        1998 and 1997.................................................................................     44
   Notes to Consolidated Financial Statements.........................................................     46

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Paracelsus Healthcare Corporation

We have audited the accompanying consolidated balance sheets of Paracelsus Healthcare Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paracelsus Healthcare Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the consolidated financial statements, the Company incurred significant operating losses in 1999 and had a working capital deficiency at December 31, 1999. In addition, the Company is in default under its senior subordinated indenture agreement and certain other financing agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 2.) The consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.




/s/ Ernst & Young LLP

ERNST & YOUNG LLP

Houston, Texas
March 30, 2000

                        PARACELSUS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                        1999         1998
                                                                      ---------    ---------

ASSETS
Current assets:
     Cash and cash equivalents ....................................   $  22,723    $  11,944
     Restricted cash ..............................................      12,991        1,029
     Accounts receivable, net of allowance for doubtful
         accounts: 1999- $27,553; 1998- $40,551 ...................      30,796       67,332
     Supplies .....................................................       8,655       12,172
     Deferred income taxes (Note 6) ...............................          --        9,641
     Refundable income taxes ......................................       6,152        7,365
     Prepaid expenses and other current assets ....................      14,212       19,386
                                                                      ---------    ---------
        Total current assets ......................................      95,529      128,869

Property and equipment (Notes 1 and 8):
     Land and improvements ........................................      14,704       31,783
     Buildings and improvements ...................................     189,544      301,398
     Equipment ....................................................     132,901      186,998
     Construction in progress .....................................       2,379       11,729
                                                                      ---------    ---------
                                                                        339,528      531,908
Less: Accumulated depreciation and amortization ...................    (113,052)    (168,009)
                                                                      ---------    ---------
                                                                        226,476      363,899
Deferred income taxes (Note 6) ....................................          --       43,096
Goodwill, net of accumulated amortization: 1999 - $9,828; 1998 -
   $10,637 (Notes 1 and 4) ........................................      87,684      136,994
Other assets ......................................................      27,369       43,244
                                                                      ---------    ---------

Total Assets ......................................................   $ 437,058    $ 716,102
                                                                      =========    =========

                        PARACELSUS HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)

                                                                            DECEMBER 31,
                                                                        ----------------------
                                                                          1999         1998
                                                                        ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...................................................   $  35,563    $  41,301
 Due to government third parties ....................................          --        5,950
 Accrued liabilities:
     Accrued salaries and benefits ..................................       8,877       15,896
     Accrued interest ...............................................      12,598       13,670
     Other ..........................................................      11,549       23,242
 Deferred income taxes ..............................................          --           --
 Long-term debt due within one year .................................         654        6,284
 Long-term debt in default classified as current (Note 7) ...........     335,445           --
                                                                        ---------    ---------
     Total current liabilities ......................................     404,686      106,343

Long-term debt (Note 7) .............................................       3,685      533,048
Other long-term liabilities (Notes 12 and 14) .......................      23,490       42,370

Commitments and contingencies (Note 14)

Stockholders' equity (Note 11):
     Preferred stock, $.01 par value per share, 25,000,000 shares
        authorized, none outstanding ................................          --           --
     Common stock, no stated value, 150,000,000 shares
         authorized, 57,667,721 shares outstanding in 1999 and
         55,118,330 in 1998 .........................................     215,761      222,977
     Additional paid-in capital .....................................      12,105          390
     Accumulated deficit ............................................    (222,669)    (189,026)
                                                                        ---------    ---------
         Total stockholders' equity .................................       5,197       34,341
                                                                        ---------    ---------

Total Liabilities and Stockholders' Equity ..........................   $ 437,058    $ 716,102
                                                                        =========    =========



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000's, except per share data)

                                                                      YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  1999        1998         1997
                                                               ---------    ---------    ---------

Net revenue ................................................   $ 516,537    $ 664,058    $ 659,219
Costs and expenses:
   Salaries and benefits ...................................     219,012      276,200      271,300
   Other operating expenses ................................     213,404      265,735      269,653
   Provision for bad debts .................................      41,692       42,659       46,606
   Interest ................................................      50,235       51,859       47,372
   Depreciation and amortization ...........................      39,595       38,330       30,179
   Equity in earnings of Dakota Heartland
    Health System (Note 4) .................................          --           --       (9,794)
   Impairment charges (Note 3) .............................          --        1,417        7,782
   Unusual items (Note 3) ..................................       4,248       (6,637)      (6,531)
                                                               ---------    ---------    ---------
Total costs and expenses ...................................     568,186      669,563      656,567
                                                               ---------    ---------    ---------
Income (loss) from continuing operations before gain on
    sale of facilities, minority interests, income taxes
    and extraordinary loss .................................     (51,649)      (5,505)       2,652
Gain on sale of facilities (Note 4) ........................      77,454        6,825           --
Minority interests .........................................         (54)      (3,180)      (1,996)
                                                               ---------    ---------    ---------
Income (loss) from continuing operations before income
    taxes and extraordinary loss ...........................      25,751       (1,860)         656
Provision for income taxes (Note 6) ........................      54,207          693        1,812
                                                               ---------    ---------    ---------
Loss from continuing operations before
    extraordinary loss .....................................     (28,456)      (2,553)      (1,156)
Discontinued operations (Note 5):
   Loss on disposal of discontinued psychiatric
       hospitals ...........................................      (1,019)      (2,424)      (5,243)
                                                               ---------    ---------    ---------
Loss before extraordinary loss .............................     (29,475)      (4,977)      (6,399)
Extraordinary loss from early extinguishment of
   debt (Note 7) ...........................................      (4,168)      (1,175)          --
                                                               ---------    ---------    ---------
Net loss ...................................................   $ (33,643)   $  (6,152)   $  (6,399)
                                                               =========    =========    =========

Net loss per share - basic and assuming dilution:
     Continuing operations .................................   $   (0.51)   $   (0.05)   $   (0.02)
     Discontinued operations ...............................       (0.02)       (0.04)       (0.10)
     Extraordinary loss ....................................       (0.07)       (0.02)          --
                                                               ---------    ---------    ---------
Net loss per share .........................................   $   (0.60)   $   (0.11)   $   (0.12)
                                                               =========    =========    =========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             ($ and shares in 000's)

                                                                                            OTHER
                                                   COMMON STOCK           ADDITIONAL     COMPREHEN-
                                              -----------------------       PAID-IN      SIVE INCOME    ACCUMULATED
                                              SHARES          AMOUNT        CAPITAL        (LOSS)         DEFICIT       TOTAL
                                              -------       ---------     ----------     -----------   ------------    --------

Balance at December 31, 1996 ...........       54,814       $ 224,472       $    390       $ 100       $(176,475)      $ 48,487
Exercise of stock options ..............          280               3             --          --              --              3
Change in unrealized gains on
   marketable securities, net of
   taxes ...............................           --              --             --         (88)             --            (88)
Net loss ...............................           --              --             --          --          (6,399)        (6,399)
                                                                                           -----       ---------       --------
Comprehensive loss .....................                                                     (88)         (6,399)        (6,487)
                                              -------       ---------       --------       -----       ---------       --------
Balance at December 31, 1997 ...........       55,094         224,475            390          12        (182,874)        42,003
Exercise of stock options ..............           17              61             --          --              --             61
Exercise of warrants ...................            7               7             --          --              --              7
Forfeiture of value options (Note 15)...           --          (1,566)            --          --              --         (1,566)
Change in unrealized gains on
   marketable securities, net of
   taxes ...............................           --              --             --         (12)             --            (12)
Net loss ...............................           --              --             --          --          (6,152)        (6,152)
                                                                                           -----       ---------       --------
Comprehensive loss .....................                                                     (12)         (6,152)        (6,164)
                                              -------       ---------       --------       -----       ---------       --------
Balance at December 31, 1998 ...........       55,118         222,977            390          --        (189,026)        34,341
Common stock issued/
   transferred in connection with
   the settlement of Shareholder
   Litigation (Notes 3 and 11) .........        1,549           1,840         11,715          --              --         13,555
Issuance of common stock in
   connection with termination
   of certain advisory and service
   agreement (Notes 3 and 11) ..........        1,000           1,188             --          --              --          1,188
Forfeiture of value options
   (Notes 3 and 11) ....................                      (10,244)            --          --              --        (10,244)
Net loss ...............................           --              --             --          --         (33,643)       (33,643)
                                                                                           -----       ---------       --------
Comprehensive loss .....................                                                      --         (33,643)       (33,643)
                                               ------       ---------       --------       -----       ---------       --------
Balance at December 31, 1999 ...........       57,667       $ 215,761       $ 12,105       $  --       $(222,669)      $  5,197
                                              =======       =========       ========       =====       =========       ========


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                   1999            1998           1997
                                                                                 ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................     $ (33,643)      $ (6,152)      $ (6,399)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
 Depreciation and amortization .............................................        39,595         38,330         30,179
 Impairment charges ........................................................            --          1,417          7,782
 Unusual items .............................................................         4,248         (6,637)        (6,531)
 Disposal loss on discontinued operations ..................................         1,019          2,424          5,243
 Gain on sale of facilities ................................................       (77,454)        (6,825)            --
 Deferred income taxes .....................................................        52,737            609         (4,016)
 Extraordinary loss ........................................................         4,168          1,175             --
 Minority interests ........................................................            54          3,180          1,960
 Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
    Accounts receivable ....................................................         1,274         17,363         (5,988)
    Federal income tax refunds, net ........................................         1,213            333         24,077
    Supplies, prepaid expenses and other current assets ....................        (5,834)         1,928        (10,203)
    Accounts payable and other accrued liabilities .........................       (30,846)       (52,402)       (32,109)
                                                                                 ---------       --------       --------
Net cash provided by (used in) operating activities ........................       (43,469)        (5,257)         3,995
                                                                                 ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities ..............................................            --          2,145         19,967
Acquisitions of facilities, net of cash acquired ...........................            --        (59,278)            --
Proceeds from disposal of facilities .......................................       282,050         38,219         12,201
Additions to property and equipment, net ...................................       (29,203)       (21,965)       (16,524)
Increase (decrease) in minority interests ..................................           509         (4,355)           291
(Increase) decrease in other assets ........................................           (49)        (5,106)        (5,945)
                                                                                 ---------       --------       --------
Net cash provided by (used in) investing activities ........................       253,307        (50,340)         9,990
                                                                                 ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility .................................        43,100         84,528         38,000
Repayments under Revolving Credit Facility .................................      (126,382)       (35,485)       (34,593)
Repayments of debt .........................................................      (115,777)        (5,759)        (5,388)
Deferred financing costs ...................................................            --         (3,984)        (1,602)
Sale of common stock, net ..................................................            --             68             --
                                                                                 ---------       --------       --------
Net cash provided by (used in) financing activities ........................      (199,059)        39,368         (3,583)
                                                                                 ---------       --------       --------

Increase (decrease) in cash and cash equivalents ...........................        10,779        (16,229)        10,402
Cash and cash equivalents at beginning of year .............................        11,944         28,173         17,771
                                                                                 ---------       --------       --------
Cash and cash equivalents at end of year ...................................     $  22,723       $ 11,944       $ 28,173
                                                                                 =========       ========       ========



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)


Supplemental schedule of noncash investing and financing activities:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999           1998          1997
                                                                  --------       --------      -------

Settlement of Shareholder Litigation (Note 3):
    Issuance of common stock ...............................      $  3,028       $     --       $ --
    Forfeitures of Value Options ...........................       (10,244)            --         --
    Common stock contributed by the Former Majority
    Shareholder ............................................        11,715             --         --
                                                                  --------       --------       ----
                                                                  $  4,499       $     --       $ --
                                                                  ========       ========       ====
Details of businesses acquired in purchase transactions:
    Fair value of assets acquired ..........................      $     --       $ 71,217       $ --
    Liabilities assumed ....................................            --        (11,939)        --
    Stock and stock options issued .........................            --             --         --
                                                                  --------       --------       ----

Cash paid for acquisitions .................................      $     --       $ 59,278       $ --
                                                                  ========       ========       ====

Notes receivable from sale of hospitals ....................      $  7,304       $ 13,698       $ --
                                                                  ========       ========       ====

Debt assumed by purchaser of hospitals .....................      $  2,952       $  3,239       $ --
                                                                  ========       ========       ====

Capital lease obligations ..................................      $  4,018       $  1,653       $915
                                                                  ========       ========       ====



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Paracelsus Healthcare Corporation ("PHC") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. PHC and its subsidiaries are collectively referred to herein as the "Company". Prior to August 16, 1996, the Company was wholly owned by Park Hospital GmbH (the "Former Majority Shareholder"), a German Corporation wholly owned by Dr. Manfred G. Krukemeyer, the Company's former Chairman of the Board of Directors, (the "Former Chairman"). On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger") and completed an initial public equity offering. The results of Champion have been included in the operations of the Company since August 16, 1996. As of December 31, 1999, the Company operated 10 hospitals with 1,287 licensed beds in seven states.

         BASIS OF PRESENTATION - Certain reclassifications to the prior years' financial statements have been made to conform with the current year presentation.

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

         RESTRICTED CASH - The Company had restricted cash of $13.0 million and $1.0 million at December 31, 1999 and 1998, respectively, as collateral for outstanding letters of credit and for payments of fees and interest related to the commercial paper financing program.

         SUPPLIES - Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the land improvements (5-25 years), buildings and improvements (5-40 years) and equipment (3-20 years). Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations as incurred. Depreciation expense was $28.9 million, $27.7 million and $22.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         GOODWILL AND OTHER LONG-TERM ASSETS - Goodwill, representing costs in excess of net assets acquired, is amortized on a straight-line basis over a period of 20 to 35 years. Debt issuance costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt. Amortization expense was $10.7 million, $10.6 million and $8.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company regularly reviews the carrying value of goodwill and other long-term assets in relation to the operating performance and future undiscounted cash flows of the underlying hospitals. The Company records to expense on a current basis any diminution in values of goodwill and other long-term assets based on the difference between the sum of the future discounted cash flows and net book value.

         NET REVENUE - Net revenue includes amounts estimated by management to be reimbursable by Medicare under the Prospective Payment System and by Medicare and Medicaid programs under the provisions of cost-reimbursement and other payment formulas. Payments for services rendered to patients covered by such programs are generally less than billed charges. Deductions from revenue are made to reduce the charges to these patients to estimated receipts based on each program's principles of payment/reimbursement. Final settlements under these programs are subject to administrative review and audit by third parties. Approximately 48.5%, 53.6% and 56.9% of gross patient revenue for the years ended December 31, 1999, 1998 and 1997, respectively, related to services rendered to patients covered by Medicare and Medicaid programs.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

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

         NET LOSS PER SHARE - The following table (in 000's except per share data) sets forth the computation of basic and diluted loss per share from continuing operations as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share."

                                                             1999              1998              1997
                                                          ---------         ---------         ---------
Numerator (a):
   Loss from continuing operations
     before extraordinary loss ...................        $ (28,456)        $  (2,553)        $  (1,156)
   Loss on discontinued operations ...............           (1,019)           (2,424)           (5,243)
   Extraordinary charge ..........................           (4,168)           (1,175)               --
                                                          ---------         ---------         ---------
   Net loss ......................................        $ (33,643)        $  (6,152)        $  (6,399)
                                                          =========         =========         =========

Denominator:
   Weighted average shares used for basic
      Earnings per share .........................           55,957            55,108            54,946
   Effect of dilutive securities:
     Employee stock options ......................               --                --                --
                                                          ---------         ---------         ---------
   Dilutive potential common shares ..............               --                --                --
                                                          ---------         ---------         ---------
 Shares used for diluted earnings per share ......           55,957            55,108            54,946
                                                          =========         =========         =========

Loss per share - basic and assuming dilution:
   Loss from continuing operations
     before extraordinary loss ...................        $   (0.51)        $   (0.05)        $   (0.02)
   Loss on discontinued operations ...............            (0.02)            (0.04)            (0.10)
   Extraordinary charge ..........................            (0.07)            (0.02)               --
                                                          ---------         ---------         ---------
   Net loss ......................................        $   (0.60)        $   (0.11)        $   (0.12)
                                                          =========         =========         =========

-----------------------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to dilutive securities.

         Options to purchase 2,231,403 shares of the Company's common stock at a weighted average exercise price of $4.17 per share and warrants to purchase 414,690 shares at a weighted average exercise price of $9.00 per share were outstanding during the year ended December 31, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

         EMPLOYEE STOCK OPTIONS - The Company has elected to continue following the existing accounting rules under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock options. See Note 11 for certain pro forma disclosures required under SFAS No.
123, "Accounting for Stock Issued to Employees."

         ACCOUNTING PRONOUNCEMENTS - Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. The adoption of SFAS 130 had no material impact on the Company's stockholders' equity or net loss in each of the years presented.

         In March and in April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs") that are effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on the circumstances under which the costs of certain computer software should be capitalized and/or expensed. SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires such costs to be expensed as incurred instead of capitalized and amortized. The Company's adoption of the SOPs, effective January 1, 1999, did not have a material effect on its results of operations.

NOTE 2. ISSUES AFFECTING LIQUIDITY

         The Company incurred significant operating losses in 1999 and had a working capital deficit at December 31, 1999. These matters and certain developments described below have raised substantial doubt as to the Company's ability to continue operations as a going concern. Accordingly, the accompanying 1999 Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

         On February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes (the "Notes") due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. The Notes represent unsecured obligations of PHC and are not guaranteed by any of the Company's subsidiaries; accordingly, the Note holders have no direct claim on the assets of any of the Company's hospital operating subsidiaries. Given the Company's financial condition and liquidity, the Company cannot repay in full its obligations under the Notes, nor does the Company have access to equity sources or other commitments necessary to refinance or otherwise satisfy in full its obligations under the Notes. The Company is currently engaged in negotiations with the Note holders to develop an alternative, sustainable capital structure for the Company.

         The Company has retained an investment banking firm and legal counsel to review its strategic alternatives. Considering the Company's limited financial resources, there can be no assurance that the Company will succeed in formulating an alternative capital structure acceptable to the Note holders, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Either as a result of negotiations with the Note holders--or if such negotiations fail--the Company could file for protection under Chapter 11 of the Bankruptcy Code or be subject to an involuntary petition. A reorganization would likely result in a significant dilution of the ownership interest of the existing holders of the Company's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for distribution to the Company's creditors and/or the holders of the Company's common stock.

         Relating to the matters discussed above, on March 15, 2000, a wholly-owned, second-tier subsidiary of PHC, PHC Finance, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas in Houston. The subsidiary, whose principal assets are several medical office buildings, does not own or operate any hospital facilities, and neither PHC nor any of the Company's hospital operating subsidiaries are guarantors for any obligations of PHC Finance, Inc.

         Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's Consolidated Balance Sheet at December 31, 1999, which has resulted in a working capital deficit of $309.2 million.

 As the result of the default of interest payment on the Notes, the Company is also in default with certain provisions under its off-balance sheet receivable financing agreement (the "Commercial Paper" program) (see Note 9) under which a wholly-owned subsidiary of the Company has sold $32.3 million of eligible receivables as of March 27, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the Commercial Paper program. On March 30, 2000, the Company received a commitment for a $62.0 million secured financing facility (the "New Facility") from a lending group which will replace the Company's Commercial Paper program and existing letters of credit outstanding. The Company anticipates that the outstanding letters of credit will be secured by cash collateral held by the lenders. The New Facility will be used primarily to fund normal working capital of the Company's hospitals. The New Facility will be an obligation of certain of the Company's subsidiaries and will be secured by all patient accounts receivable of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the New Facility will not be an obligation of PHC. The lender under the Company's current Commercial Paper program has agreed to extend the program until April 17, 2000, while the Company and the proposed lenders under the New Facility complete due diligence and documentation necessary for the New Facility. There can be no assurance that the Company will ultimately consummate the New Facility.

         The Company is in a highly leveraged financial position. Should the Company fail to consummate the New Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Furthermore, in the event the Commercial Paper program is not extended beyond April 17, 2000, a wind down of the program would commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the Commercial Paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.

         On October 12, 1999, the Company repaid all borrowings outstanding under its senior credit facilities of $223.5 million in conjunction with the sale of its Utah operations. Prior to repayment, the senior credit facilities provided total commitments of $255.0 million (see Note 7). Concurrent with the repayment, most of the commitments under the facilities were permanently cancelled. The Company entered into an interim financing arrangement with one of its original bank lenders, which has reduced its original commitment under the senior bank credit agreement to $11.6 million. As of March 27, 2000, the Company had $11.6 million in outstanding letters of credit under its interim credit facility, all of which were fully secured by cash collateral held by the lender, and no outstanding borrowings. As the result of the default of interest payment on the Notes, the Company is also in default under its interim credit facility.

NOTE 3. IMPAIRMENT CHARGES AND UNUSUAL ITEMS

         UNUSUAL ITEMS - In 1999, the Company recorded a net unusual charge of $4.2 million, which included (i) a $2.2 million net charge associated with the execution of a senior executive agreement (the "Executive Agreement") with certain former officers (the "Senior Executives") of the Company, see Note 15,
(ii) a $5.5 million corporate restructuring charge, discussed below, (iii) a $2.0 million charge in the fourth quarter associated with litigation expenses and the write down to net realizable value of a note receivable and other assets, all of which were related to sold facilities offset by (iv) a net gain of $5.5 million related to the settlement of litigation (the "Shareholder Litigation") as discussed below.

         The restructuring charge was recorded in June 1999 as a result of the Company's efforts to further reduce corporate overhead through the consolidation and/or elimination of various corporate functions and contracts and a reduction of corporate office space under lease. Such charge included $2.2 million for employee termination costs, $1.3 million for the cancellation of certain lease and maintenance contracts and $2.0 million for the write-down of certain deferred costs, leasehold improvements and redundant equipment. Costs totaling $1.5 million, which primarily related to the cancellation of a service contract, remained in accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 1999.

         In September 1999, the global settlement of the putative class and derivative actions, collectively the Shareholder Litigation, arising out of the Merger and two related public offerings became effective. In accordance with the terms of the global settlement, the Company paid $14.0 million, which was funded from insurance proceeds, to the class settlement fund for distribution to class members and issued 1.5 million shares of common stock for purposes of distribution to class members. The Former Majority Shareholder also transferred
8.7 million shares of the Company's common stock to certain former Champion shareholders and 1.2 million shares of the Company's common stock for purposes of distribution to class members. In addition, the Company made a payment of $1.0 million in cash and issued 1.0 million shares of common stock to the Former Chairman to terminate a service and advisory contract with him. With respect to the issuance/transfer of the Company's common stock, the values assigned to the shares issued/transferred were determined based on the quoted market value at the time global settlement was executed.

         The settlement reduced the Company's existing and future obligations to certain former officers and directors and terminated options, granted in connection with the Merger, to purchase the Company's common stock of approximately 1.4 million shares at $0.01 per share ("Value Options") and 2.8 million shares at $8.50 per share ("Market Options"). The Company, all class members, the derivative plaintiffs, the separately represented former Champion shareholders, the Former Majority Shareholder, the underwriter, and the affected current and former officers and directors provided mutual releases of all claims arising out of or related to the Merger and the related public offerings.

         During 1998, the Company recorded unusual items of $6.6 million consisting primarily of (i) a gain of $7.5 million resulting from the settlement with PacifiCare of Utah ("PacifiCare") regarding a dispute over administration of a 1996 capitation agreement offset by (ii) a net charge of $863,000 resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation.

         During 1997, the Company recorded unusual items totaling $6.5 million, consisting of (i) a reduction of $15.5 million in the loss contract accrued at PHC Regional Hospital and Medical Center ("PHC Regional") associated with a 1996 capitation agreement, offset by charges of (ii) $3.5 million relating to the closure of PHC Regional in June 1997, (iii) $3.0 million for settlement costs associated with a lawsuit and (iv) $2.5 million for a corporate reorganization completed in May 1997. Such charges consisted primarily of employee severance and related costs, and to a lesser extent, certain other contract termination costs. The $15.5 million reduction in the loss contract and $3.0 million charge for settlement costs were recorded in the fourth quarter of 1997.

         IMPAIRMENT CHARGES - During the fourth quarter of 1998, the Company recorded an impairment charge of $1.4 million on two of its facilities in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," to reduce the book value of these facilities to their estimated fair value. The charge occurred as the result of the deterioration of the home health operations at these facilities.

         During the fourth quarter of 1997, the Company recorded an impairment charge of $7.8 million on certain of its Los Angeles metropolitan hospitals ("LA Metro") held for sale to reduce the book value of those assets to their estimated fair value based upon the latest available offers received from third party purchasers. On September 30, 1998, the Company sold substantially all the assets of the LA Metro hospitals.

NOTE 4. ACQUISITIONS, DISPOSITIONS AND CLOSURES OF HOSPITALS

Acquisitions

         On July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as DHHS for $64.5 million, inclusive of working capital, thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method. The transaction was accounted for as a step purchase acquisition. As the result of the change in control of DHHS, the Company has recast its Consolidated Statements of Operations to account for DHHS under the consolidated method of accounting as though the transaction had occurred at the beginning of the year. The audited consolidated financial statements of DHHS as of and for the year ended December 31, 1997 are included in the Company's 1997 Form 10-K. The Company's results of operations for the year ended December 31, 1998, reflect minority interest of $4.1 million for the six-month period prior to the change in control. The accompanying financial statements reflect the allocation of purchase price based on the results of a third-party appraisal. Based on this appraisal, the Company recorded goodwill of $24.7 million, which is being amortized on a straight-line basis over an estimated useful life of 20 years.

Dispositions and Closures

         Pursuant to a recapitalization agreement completed on October 8, 1999, the Company sold 93.9% of the outstanding common stock of a wholly owned subsidiary ("HoldCo") to JLL Healthcare, LLC, an affiliate of the private equity firm of Joseph Littlejohn & Levy, Inc., for $280.0 million in cash, inclusive of working capital. The Company retained a minority interest in the outstanding common stock of HoldCo, which owned substantially all of the assets of five hospitals, with 640 licensed beds, and related facilities located in the Salt Lake City area (the "Utah Facilities"). Subsequent to the closing of the recapitalization agreement, IASIS Healthcare Corporation, a Tennessee corporation, was merged with and into a wholly owned subsidiary of HoldCo, with the HoldCo subsidiary as the surviving entity. Following the Merger, HoldCo changed its name to IASIS Healthcare Corporation, in which the Company retains a 5.8% minority interest.

         The recapitalization agreement was arrived at through an arms length negotiation. Net cash proceeds were used to eliminate all indebtedness then outstanding under the Company's senior credit facilities totaling $223.5 million and to reduce borrowings under the Commercial Paper program by $12.8 million. The Company also eliminated $7.8 million in annual operating lease payments at one of the Utah Facilities. The Company recorded a pretax gain of approximately $77.8 million, net of allocated goodwill of $43.1 million, on the sale of the Utah Facilities.

         On September 30, 1999, the Company completed the sale of the stock of Paracelsus Senatobia Community, Inc. ("Senatobia"), which owned and operated a 76-bed acute care hospital located in Mississippi. The sales price of approximately $4.7 million, which included the sale of net working capital, was paid by a combination of $100,000 in cash, $1.6 million in second lien promissory notes, and the assumption by the buyer of approximately $3.0 million in capital lease obligations and related lease guaranty payments. The Company recorded a pretax gain of approximately $2.0 million on the sale of Senatobia.

         Effective June 30, 1999, the Company sold substantially all of the assets of four skilled nursing facilities (collectively, the "Convalescent Hospitals"). The facilities had 232 licensed beds. The sales price of approximately $6.9 million, which excluded net working capital, was paid by a combination of $3.0 million in cash and a $3.9 million second lien promissory note, which is subject to prepayment discounts. In connection with the sale, the Company paid $1.0 million to terminate a lease agreement at one of the facilities. The Company recorded a pretax gain of approximately $1.3 million on the disposition.

         Effective March 31, 1999, the Company sold the stock of Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed bed facility located in Tennessee. The sales price of approximately $2.2 million, including working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million in promissory notes. The notes are secured by all outstanding common stock and assets of Bledsoe. The Company recorded no material gain or loss on the Bledsoe disposition.

         On December 29, 1998, the Company terminated the lease and closed Cumberland River Hospital South, a 41-bed acute care facility in Gainesboro, Tennessee. The closure had no significant impact on the Company's financial position or results of operations.

         On September 30, 1998, the Company completed the sale of substantially all of the assets of the eight LA Metro hospitals (527 licensed beds and one previously closed hospital). The purchase price of approximately $33.7 million, which included the purchase of net working capital, was paid by a combination of $16.5 million in cash, the assumption of approximately $3.2 million in debt, and issuance by the purchaser of $9.9 million of secured promissory notes and an additional secured second lien subordinated note in the principal amount of $3.8 million. In June 1999, the Company recorded a loss of $3.6 million in connection with the sale of LA Metro. The charge resulted from the final settlement of working capital and the recognition of a prepayment discount on certain promissory notes, which were repaid in full during the second quarter of 1999.

         On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico Hospitals") for $25.0 million in cash plus working capital and the termination of a facility operating lease and related letter of credit. The Company recorded a pretax gain of $7.1 million on the disposition.

         In June 1997, the Company closed PHC Regional as a result of continuing losses under the capitation agreement with PacifiCare. The Company recorded unusual charges of $3.5 million relating to the closure of PHC Regional.

         On April 28, 1997, the Company completed the sale of two psychiatric facilities, the 149-bed Lakeland Regional Hospital in Springfield, Missouri and the 70-bed Crossroads Regional Hospital in Alexandria, Louisiana. No gain or loss was recognized in connection with this divestiture.

Unaudited Pro Forma Financial Data

         The following unaudited pro forma financial information for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share amounts) assumes the above acquisition and dispositions occurred on January 1, 1998. Accordingly, the pro forma information excludes the net gain on the disposition of hospitals of $77.5 million and $7.1 million in 1999 and 1998 respectively. The 1999 pro forma information also excludes the extraordinary charge related to the write-off of deferred financing costs of $4.2 million from the early extinguishment of debt outstanding under the senior credit facilities as the result of the sale of the Utah Facilities. The unaudited pro forma financial information below does not purport to present the financial position or results of operations of the Company had the above transactions occurred on the date specified, nor are they necessarily indicative of results of operations that may be expected in the future. Earnings before extraordinary charge, interest, taxes, depreciation, amortization, unusual items, impairment charges and gain on the sale of facilities ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles and may not be comparable to similarly titled measures of other companies.

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999 (a)            1998
                                                  ---------         ---------

Net Revenue                                       $ 362,268         $ 377,194
                                                  =========         =========

Adjusted EBITDA                                      27,370            46,667
                                                  =========         =========

Loss before extraordinary loss                      (95,814)          (10,320)
Extraordinary loss                                       --            (1,175)
                                                  ---------         ---------
Net loss                                          $ (95,814)        $ (11,495)
                                                  =========         =========

Loss per common share:
  Continuing operations                           $   (1.71)        $   (0.19)
  Discontinued operations                                --                --
  Extraordinary loss                                     --             (0.02)
                                                  ---------         ---------
Net loss per common share                         $   (1.71)        $   (0.21)
                                                  =========         =========

Weighted average common shares outstanding           55,957            55,108
                                                  =========         =========

-----------------------------------
(a) Pro forma adjustments reflect the disposition of hospitals, including the removal of gain on sale of such facilities and related income tax effect. Accordingly, a pro forma increase to the income tax provision of $46.6 million was recorded to increase the valuation allowance to reduce all incremental unutilized net operating losses.

NOTE 5. DISCONTINUED OPERATIONS

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

         Loss from discontinued operations for the year ended December 31, 1999 reflected a charge of $1.0 million (no tax benefits) from certain Medicare contractual adjustments related to the completion of prior year cost reports for the discontinued psychiatric operations.

         Loss from discontinued operations of $2.4 million (net of tax benefit of $1.7 million) for the year ended December 31, 1998 reflected the settlement of litigation concerning alleged violations of certain Medicare rules at the discontinued psychiatric facilities.

NOTE 6. INCOME TAXES

The provision for income taxes consists of the following ($ in 000's):

                                                                      YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                             1999 (a)         1998            1997
                                                             --------       -------         -------
Continuing operations:
Current:
   Federal ..........................................        $ 1,437        $    --         $    --
   State ............................................             33             84             813
Deferred:
   Federal ..........................................         45,603            520             853
   State ............................................          7,134             89             146
                                                             -------        -------         -------
Total income tax provision from continuing
  operations.........................................         54,207            693           1,812
Discontinued operations .............................             --         (1,685)         (3,644)
Extraordinary losses ................................             --           (816)             --
                                                             -------        -------         -------
Total income tax provision (benefit) ................        $54,207        $(1,808)        $(1,832)
                                                             =======        =======         =======

------------------------------------
(a) The provision for income taxes in 1999 includes an increase of $26.8 million from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $24.7 million was applied to increase the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1999.

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations ($ in 000's):

                                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                        1999       %            1998       %            1997       %
                                                      -------    -----        -------    -----         ------    -----

Federal statutory rate ...........................    $ 9,013     35.0        $  (651)   (35.0)        $  230     35.0
State income taxes, net of Federal
    income tax benefit ...........................      1,545      6.0           (112)    (6.0)            39      6.0
Non-deductible merger and litigation
    settlement costs (a) .........................         14       --          5,068    272.5             --       --
Non-deductible goodwill amortization .............      1,278      5.0          1,488     80.0          1,543    235.3
Non-deductible goodwill related to the sale of
    the Utah facilities (b) ......................     17,657     68.6             --       --             --       --
Adjustment to valuation allowance (c) ............     24,700     95.9         (5,100)   (274.2)           --       --
                                                      -------    -----        -------    -----         ------    -----
Effective income tax rate ........................    $54,207    210.5        $   693     37.3         $1,812    276.3
                                                      =======    =====        =======    =====         ======    =====

(a) Certain liabilities relating to the Shareholder Litigation were recharacterized as non-deductible for federal income tax purposes as a result of the global settlement.

(b) Non-deductible goodwill related to certain sold Utah facilities which were acquired in connection with the Merger.

(c) See discussion on adjustment to valuation allowance below.

         The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets and liabilities are comprised of the following ($ in 000's):


                                                                         DECEMBER 31,
                                                                 ------------------------
                                                                    1999           1998
                                                                 ---------      ---------
DEFERRED TAX LIABILITIES:
  Accelerated depreciation .................................     $  21,249      $  13,318
                                                                 ---------      ---------
   Total deferred tax liabilities ..........................     $  21,249         13,318
                                                                 ---------      ---------

DEFERRED TAX ASSETS:
  Allowance for bad debts ..................................        (7,109)        (8,548)
  Accrued expenses .........................................       (11,699)       (17,180)
  Net operating losses .....................................       (56,063)       (68,467)
  Other - net ..............................................       (21,386)       (20,041)
                                                                 ---------      ---------
   Total deferred tax assets ...............................       (96,257)      (114,236)
  Valuation allowance against deferred tax assets ..........        75,008         48,181
                                                                 ---------      ---------
   Net deferred tax assets .................................       (21,249)       (66,055)
                                                                 ---------      ---------
Net deferred tax assets ....................................            --        (52,737)
Less: Current deferred tax assets ..........................            --         (9,641)
                                                                 ---------      ---------
Long-term deferred tax assets ..............................     $      --      $ (43,096)
                                                                 =========      =========

         The Company considers prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 1998, the Company recorded a valuation allowance of $48.2 million based on its previously existing tax strategies, which assumed the utilization of net operating loss carryforwards to reduce estimated taxable gains generated from the sale of selected hospitals. The Company also assumed no benefit related to future taxable income. The Company's tax planning strategies assumed proceeds from divestitures based on previously existing market conditions. As of December 31, 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded due to issues affecting liquidity and related uncertainties discussed in Note 2, which, if unfavorably resolved, will adversely affect the Company's future operations on a continuing basis. In the event that the Company is forced to file for protection under Chapter 11 of the Bankruptcy Code, the realization of the tax assets may be substantially and permanently impaired. Accordingly, the provision for income taxes in 1999 includes an increase in income tax provision of $26.8 million from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. The future realization of the deductible temporary differences and net operating loss carryforwards depends on the Company's ability to develop and consummate an acceptable and sustainable financial structure and the existence of sufficient taxable income within the carryforward period.

         At December 31, 1999, the Company has net operating loss carryforwards of $136.7 million for U.S. Federal income tax purposes that will expire in varying amounts from 2010 to 2013, if not utilized. Additionally, U.S. Federal income tax law limits a corporation's ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period. In the event of such a future ownership change, the Company's net operating loss carryforward may be subject to an annual limitation on its use.

         The Company received income tax refunds, net of payments, of $492,000, $333,000 and $24.1 million in 1999, 1998 and 1997 respectively.

NOTE 7. LONG TERM DEBT

 The Company's long-term debt consists of the following ($ in 000's):

                                                                                  DECEMBER 31,
                                                                           ------------------------
                                                                              1999           1998
                                                                           ---------      ---------
Revolving Credit Facility ............................................     $      --      $  83,282
Term Loan Facilities .................................................            --        113,200
10% Senior Subordinated Notes ........................................       325,000        325,000
6.51% Subordinated Note ..............................................         7,185          7,185
Capital lease obligations (See Note 8) ...............................         7,599          9,500
Other ................................................................            --          1,165
                                                                           ---------      ---------
                                                                             339,784        539,332

Less long-term debt in default classified as current liabilities .....      (335,445)            --
Less long-term debt due within one year ..............................          (654)        (6,284)
                                                                           ---------      ---------
Total long-term debt .................................................     $   3,685      $ 533,048
                                                                           =========      =========

         SENIOR CREDIT FACILITIES - On October 12, 1999, the Company repaid all borrowings outstanding of $223.5 million on its senior credit facilities in conjunction with the sale of the Utah Facilities. The senior credit facilities provided total commitments of $140.0 million under a Revolving Credit Facility and $115.0 million in term loans (the "Term Loan Facilities"). The Term Loan Facilities consisted of a five-year $45.0 million commitment ("Tranche A") and a six-year $70.0 million commitment ("Tranche B"). The weighted average borrowing rates for the year ended December 31, 1999 were 8.02%, 7.94% and 8.10% under the Revolving Credit Facility, Tranche A and Tranche B, respectively.

         Concurrent with the repayment of all indebtedness under the senior credit facilities, most of the commitments under such facilities were permanently cancelled. The Company entered into an interim financing arrangement with one of its original bank lenders, which has reduced its original commitment under the senior bank credit agreement to $11.6 million. As the result of the default of interest payment on the Notes, the Company is also in default under its interim credit facility. As of December 31, 1999, the Company had $11.6 million in outstanding letters of credit under its interim credit facility, all of which were fully secured by cash collateral held by the bank, and no outstanding borrowings. The cash collateral securing the letters of credit is reflected in the Company's Consolidated Balance Sheet as restricted cash.

         In the fourth quarter ended December 31, 1999, the Company recorded an extraordinary charge of $4.2 million, no tax benefits, from the write-off of deferred financing costs due to early extinguishment of debt under the senior credit facilities.

         During the first quarter ended March 31, 1998, the Company recognized an extraordinary charge for the write-off of deferred financing costs of $1.2 million, net of tax benefits of $816,000, relating to the credit facility in existence prior to March 30, 1998.

         SENIOR SUBORDINATED NOTES - On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes, which are general unsecured senior subordinated obligations of the Company and are not guaranteed by any of its subsidiaries. The Notes mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001. As a result of the default of interest payment on the Notes (see Note 2), the principal amount of the Notes ($325.0 million) is presented as a current liability on the Company's Consolidated Balance Sheet as of December 31, 1999.

         6.51% SUBORDINATED NOTE - Pursuant to an agreement made in conjunction with the Merger, the Former Majority Shareholder received a $7.2 million 6.51% subordinated unsecured note from the Company. The note, which is not guaranteed by any of the Company's subsidiaries, provides for payments of principal and interest in an aggregate annual amount of $1.0 million over a term of 10 years. The Former Majority Shareholder had previously waived its right to receive principal payments under the note until all obligations of the Company under the senior bank credit agreement have been satisfied. In connection with the global settlement of the Shareholder Litigation and as the result of the repayment of the senior credit facilities, the Company is obligated to resume payments of principal on the stated terms of the note and use its reasonable best efforts to repay outstanding amounts in arrears. As the result of the default of interest payment under the Notes, the Company is prohibited from making principal or interest payments due on the note. Additionally, the Former Majority Shareholder has the ability to accelerate the debt, to increase the interest rate on the note to 8.5% per annum and seek other remedies from the Company. Accordingly, the principal amount of the note ($7.2 million) is presented as a current liability on the Company's Consolidated Balance Sheet as of December 31, 1999.

         OTHER DEBT - Other debt at December 31, 1999 and 1998 consists primarily of mortgage notes and capital lease obligations. These obligations mature in various installments through 2011 at interest rates ranging from 8.65% to 10.5% as of December 31, 1999 and 1998. Due to the uncertainty related to the default and corresponding remedies described in Note 2, the principal amounts of a certain capital lease obligation ($3.3 million), which contain cross-default provisions, are presented as current liabilities on the Company's Consolidated Balance Sheet as of December 31, 1999.

         Maturities of long-term debt outstanding, excluding amounts in default classified as current liabilities, as of December 31, 1999 for the next five years and thereafter are ($ in 000's):

2000 ...................................     $   654
2001 ...................................         433
2002 ...................................         404
2003 ...................................         200
2004 ...................................         107
Thereafter .............................       2,541
                                             -------
Total ..................................     $ 4,339
                                             =======

         The Company paid interest of $50.2 million, $51.7 million and $46.4 million during 1999, 1998 and 1997, respectively.

NOTE 8. LEASES

         The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments as of December 31, 1999, including amounts relating to leased hospitals, for the next five years and thereafter are ($ in 000's):


           YEARS ENDED DECEMBER 31,         OPERATING     CAPITAL
           -----------------------          ---------     -------
2000 (a) ...............................     $ 2,471      $   890
2001 ...................................       1,967          814
2002 ...................................       1,204          740
2003 ...................................         483          619
2004 ...................................         296          370
Thereafter .............................       1,098        6,415
                                             -------      -------
Total minimum future payments ..........     $ 7,519        9,848
                                             =======
Less amount representing interest ......                   (5,509)
                                                          -------
                                                            4,339
Less current portions ..................                     (654)
                                                          -------
Long-term capital lease obligations ....                  $ 3,685
                                                          =======

----------------------

(a) Excludes $4.3 million, including interest of $1.0 million, of future minimum lease payments under a capital lease obligation in default.

         The following summarized amounts relate to assets leased by the Company under capital leases ($ in 000's):

                                  DECEMBER 31,
                             ----------------------
                               1999          1998
                             --------      --------
Property & equipment         $ 10,331      $  8,316
Accumulated depreciation       (3,406)       (3,129)
                             --------      --------
    Net book value           $  6,925      $  5,187
                             ========      ========

         Depreciation of assets under capital leases is included in depreciation and amortization in the Consolidated Statements of Operations. Rental expense was $15.6 million, $23.2 million and $25.6 million for 1999, 1998 and 1997, respectively.

NOTE 9. SALE OF ACCOUNTS RECEIVABLE

         A subsidiary of the Company has an agreement with an unaffiliated trust (the "Trust") to sell the Company's hospital eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust, hereafter referred to as the Commercial Paper program. A special purpose subsidiary of a major lending institution provides up to $65.0 million in commercial paper financing to the Trust to finance the purchase of the Eligible Receivables from the Company's subsidiary, with the Eligible Receivables serving as collateral. The commercial paper notes have a term of not more than 120 days. Eligible receivables sold at book value to the Trust at no gain or loss at December 31, 1999 and 1998 were $31.0 million and $32.6 million, respectively. Interest expense charged to the Trust related to the commercial paper financing is passed through to the Company and included as interest expense in the Company's Consolidated Statement of Operations. Interest expense incurred by the Company related to this program was $2.2 million, $2.0 million and $2.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         As the result of the default of interest payment on the Notes, the Company is also in default with certain provisions under the Commercial Paper program. As a result of this default, the subsidiary is unable to sell additional eligible receivables under the Commercial Paper program. On March 30, 2000, the Company received a commitment for a $62.0 million New Facility, which will replace the Company's Commercial Paper program. The lender under the Company's current Commercial Paper program has a agreed to extend the program until April 17, 2000, while the Company completes due diligence and documentation necessary for the New Facility. There can be no assurance that the Company will ultimately consummate the New Facility.

NOTE 10. CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

         CREDIT RISK - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Credit risk on accounts receivable is limited because a majority of the receivables are due from governmental agencies, commercial insurance companies and managed care organizations. The Company continually monitors and adjusts its reserves and allowances associated with these receivables.

         FAIR VALUES OF FINANCIAL INSTRUMENTS - All financial instruments are held for purposes other than trading. The estimated fair values of all financial instruments, other than long-term debt, approximated their carrying amounts due to the short-term maturity of these instruments. The carrying amount and fair value of long-term debt are as follows ($ in 000's):

                                                          DECEMBER 31,
                                        -----------------------------------------------
                                                  1999                     1998
                                        ---------------------     ---------------------
                                        CARRYING      FAIR        CARRYING       FAIR
                                         AMOUNT       VALUE        AMOUNT        VALUE
                                        --------     --------     --------     --------
Long-term Debt:
 Revolving Credit Facility ........     $     --     $     --     $ 83,282     $ 83,282
 Term Loan Facilities .............           --           --      113,200      113,200
 10% Senior Subordinated Notes ....      325,000      188,500      325,000      289,250
 6.51% Subordinated Note ..........        7,185        4,400        7,185        6,283

         The fair values of the Revolving Credit Facility and the Term Loan Facilities approximated the carrying amounts since the interest rate was based on a current market rate. The fair value of the Notes is based on the quoted market price. The fair value of the remaining debt was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

         As of March 17, 2000, the fair value of the Notes based on the quoted market price was $146.3 million.

NOTE 11. STOCKHOLDERS' EQUITY

         COMMON AND PREFERRED STOCK - The Company has 150.0 million authorized shares of common stock, no stated value per share. Each share is entitled to one vote and does not have any cumulative voting rights. The Company is also authorized to issue 25.0 million shares of preferred stock at $0.01 par value per share, which may be issued in such series and have such rights, preferences and other provisions as may be determined by the Board of Directors without approval by the holders of common stock. No preferred shares are currently outstanding.

         In connection with the global settlement of Shareholder Litigation effective September 2, 1999, the Company issued 1.5 million shares of common stock for purposes of distribution to class members and 1.0 million shares of common stock to the Former Chairman to terminate a service and advisory contract with him. The Company recorded unusual charges of $3.0 million related to the shares issued based upon the quoted market value of the Company's common stock at the time the global settlement was executed.

         STOCK OPTION PLAN - On July 15, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Incentive Plan") to provide stock-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock, performance shares, stock appreciation rights and deferred stock, to directors, key employees, consultants and advisors.

        In connection with the Merger, the Company granted 1.6 million Value Options to certain directors and officers of the Company in addition to aggregate cash payments of $20.7 million to terminate all phantom stock appreciation rights and/or preferred stock units under a previously existing stock incentive plan. Additionally, pursuant to the various employment agreements, the Company also granted 1.2 million Value Options and 2.8 million Market Options to certain senior executive officers. In connection with the global settlement of Shareholder Litigation, 1.4 million Value Options and all of the Market Options were cancelled (see Note 3). The issuance of the Value Options was originally recorded as a merger expense in connection with the Merger. Accordingly, the Company recorded a benefit of $10.2 million which was included as a component of the $5.5 million net gain related to the settlement of the Shareholder Litigation in unusual items, and a corresponding reduction in common stock from the cancellation of the Value Options based upon the quoted market value of the Company's common stock at the time the global settlement was executed. The cancellation of the Market Options had no impact on the Company's stockholders' equity or 1999 results of operations.

         As more fully discussed in Note 15, in connection the execution of the Executive Agreement and subsequent resignation of the Senior Executives, 696,000 Value Options were cancelled.

         At December 31, 1999, there were 9.9 million shares of common stock reserved for exercise of options. Except for the Value Options as noted above, stock options were generally granted at an exercise price equal to or in excess of the estimated fair market value of the shares on the date of grant and expire ten years from the grant date. The Value Options and options granted to directors were fully vested on the date of grant, with the remaining options vesting generally over a period of 3 to 4 years from the date of grant. Options generally expire upon certain events (such as termination of employment with the Company), except for Value Options, which remain exercisable until the end of the 10-year option term. The following table presents the number of shares covered by options outstanding and the related number of options granted, assumed, exercised and canceled for each period in the three years ended December 31, 1999 (in 000's):

                                                                          WEIGHTED
                                            NUMBER         EXERCISE       AVERAGE
                                             OF             PRICE         EXERCISE
                                           OPTIONS        PER SHARE        PRICE
                                           -------     --------------    ---------
Outstanding at December 31, 1996 ..          6,865      $0.01 to $9.00    $    4.60

  Granted .........................          1,105      $    5.19         $    5.19
  Exercised .......................           (280)     $    0.01         $    0.01
  Canceled ........................           (135)     $0.01 to $9.00    $    2.18
                                            ------

Outstanding at December 31, 1997 ..          7,555      $0.01 to $9.00    $    4.90
  Granted .........................             --             --                --
  Exercised .......................            (17)     $    3.56         $    3.56
  Canceled ........................           (156)     $3.92 to $9.00    $    4.96
  Forfeited .......................           (696)     $    0.01         $    0.01
                                            ------

Outstanding at December 31, 1998 ..          6,686      $0.01 to $9.00    $    5.41
  Granted .........................          1,105      $0.63 to 2.20     $    2.11
  Canceled ........................         (5,127)     $0.01 to $9.00    $    5.66
                                            ------

Outstanding at December 31, 1999 ..          2,664      $0.01 to $9.00    $    3.51
                                            ======

         The number of options exercisable at December 31, 1999, 1998 and 1997 were 1.8 million, 4.1 million and 4.2 million, respectively. The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 1999 (in 000's):

                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------        --------------------------------------------
                                      Weighted
                                       Average          Weighted                            Weighted
  Range of                            Remaining          Average                             Average
   Exercise           Number         Contractual         Exercise          Number           Exercise
    Price          Outstanding          Life              Price         Exercisable           Price
-----------        -----------       -----------        ---------       -----------         ---------
$0.01                    373          6.61 years           $0.01              373             $0.01
$0.63-$9.00            2,291          6.75 years           $4.10            1,433             $4.70

         The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average grant-date fair values were $0.78 for options granted during 1999 and $3.66 for options granted during 1997, using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1997 respectively: risk-free interest rates of 5.97%and 5.60%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's stock of 96.4% and 97.4%; and a weighted-average expected life of the options of 4 years.

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

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1999, 1998 and 1997 is as follows and includes compensation expense of $751,000 (no tax effect), $4.1 million ($2.4 million after-tax) and $5.6 million ($3.3 million after-tax), respectively, ($ in 000's, except for earnings per share data):

                                                 1999             1998             1997
                                             -----------      -----------      -----------
Pro forma net loss .....................     $   (34,394)     $    (8,597)     $    (9,687)
Pro forma net loss per share:
   Basic and assuming dilution .........     $     (0.61)     $     (0.16)     $     (0.18)

         WARRANTS AND CONVERTIBLE SECURITIES - As of December 31, 1999, the Company had outstanding warrants to purchase 414,690 shares of Common Stock at an exercise price of $9.00 per share expiring December 31, 2003.

NOTE 12. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 20% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches $.25 for each $1.00 of employee contributions up to 6% of employees' gross salary and may make additional discretionary contributions. Total expense for employer contributions to the plan for 1999, 1998 and 1997 was $1.2 million, $2.0 million and $1.6 million, respectively.

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to a selected group of management and highly compensated employees. As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. In April 1997, the Board of Directors elected to terminate the provision of future benefits for certain participants under the plan, which resulted in a plan curtailment. As a result, the Company incurred minimal expenses in 1999 and 1998 related to the plan. Total expenses for the plan were $141,000 (net of curtailment gain of $1.6 million) for the year ended December 31, 1997. In connection with the execution of the Executive Agreement and the global settlement of the Shareholder Litigation, the Company is released from SERP obligations to certain former senior executives. The effect of this release is included as a component of the $5.5 million net gain related to the settlement of the Shareholder Litigation included in unusual items.

NOTE 13. OPERATING SEGMENTS

         Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 also establishes standards for reporting information about operating segments and related disclosures about product and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

         The Company previously segregated its hospitals into two operating segments: Core Markets and Non Core Markets. The Company designated certain hospitals as "Core Facilities" with the goal of expanding and further integrating the hospitals' presence in their respective markets. As the designation implies, the Core Facilities comprised the operational and financial core of the Company's business. "Non Core" Markets consisted of all other hospital operations owned by the Company, which were being evaluated for possible disposition. This designation was made in conjunction with the Company's efforts to reduce its debt through the disposition of certain hospitals, an objective that was largely accomplished with the disposition of the Utah operations in the fourth quarter of 1999 and the resulting repayment of all borrowings outstanding under the Company's senior credit facility. Accordingly, the Company ceased making the Core and Non Core distinction for its reportable segments. "Same Hospitals," as a reportable segment, consist of acute care hospitals currently owned and operated by the Company. "All Other" is comprised of closed/sold facilities and overhead costs.

         The accounting policies of "Same Hospitals" are the same as those described in the summary of significant accounting policies. The Company does not allocate income taxes and interest to Same Hospitals. Additionally, "Same Hospitals" do not have significant non-cash items in reported profit or loss other than depreciation and amortization. The Company evaluates performance based on numerous criteria, the most significant of which is Adjusted EBITDA. The following table summarizes selected financial data for the Company's reportable segments, which have been restated for all years presented to reflect the change in the Company's reportable segments, ($ in 000's):

                                                  YEAR ENDED DECEMBER 31, 1999
                                           ----------------------------------------
                                           Same Hospitals  All Other       Total
                                           --------------  ---------      ---------
Net revenue ............................     $ 357,601     $ 158,936      $ 516,537
Adjusted EBITDA ........................        45,614        (3,239)        42,375
Property and equipment, net ............       219,043         7,433        226,476
Capital expenditures ...................        14,082        15,121         29,203


                                                 YEAR ENDED DECEMBER 31, 1998
                                           ----------------------------------------
                                           Same Hospitals  All Other       Total
                                           --------------  ---------      ---------
Net revenue ............................     $365,992       $298,066       $664,058
Adjusted EBITDA ........................       53,807         22,477         76,284
Property and equipment, net ............      219,050        144,849        363,899
Capital expenditures ...................       10,264         11,701         21,965


                                                 YEAR ENDED DECEMBER 31, 1997
                                           ----------------------------------------
                                           Same Hospitals  All Other       Total
                                           --------------  ---------      ---------
Net revenue ............................     $301,602       $357,617       $659,219
Adjusted EBITDA ........................       60,183         19,275         79,458
Property and equipment, net ............      149,213        158,851        308,064
Equity investment in DHHS (Note 4) .....       48,499             --         48,499
Capital expenditures ...................       12,169          4,355         16,524

         The Company's revenue primarily depends on the level of inpatient census, the volume of outpatient services, the acuity of patients' conditions and charges for services. Reimbursement rates for inpatient routine services vary significantly depending on the type of service and the geographic location of the hospital. The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare and TriCare (formerly the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS) programs and state governments under their respective Medicaid programs. Approximately 48.5%,

53.6% and 56.9% of gross patient revenue for the years ended December 31, 1999, 1998 and 1997, respectively, related to services rendered to patients covered by Medicare and Medicaid programs.

NOTE 14. COMMITMENTS AND CONTINGENCIES

          LITIGATION - The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         REGULATORY INVESTIGATION - On March 9, 1998, the U.S. Securities and Exchange Commission (the "SEC") entered a formal order authorizing a private investigation, In re Paracelsus Healthcare Corp., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office is investigating the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. The Company is cooperating with the staff of the SEC.

         PROFESSIONAL AND LIABILITY RISKS - The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment provided at its facilities. The Company maintains insurance and, where appropriate, reserves with respect to the possible liability arising from such claims. The Company is self-insured for the first $1.0 million per occurrence of general and professional liability claims. Excess insurance amounts up to $50.0 million are covered by third party insurance carriers. The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.

         The Company believes that its insurance and loss reserves are adequate to cover potential claims that may be asserted and that the outcome of such claims will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 15. CERTAIN RELATED PARTY TRANSACTIONS

         THE EXECUTIVE AGREEMENT - On November 25, 1998, the Company and the Senior Executives, Mr. Charles R. Miller, Mr. James G. VanDevender and Mr. Ronald R. Patterson executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. Under the Executive Agreement, as amended, Messrs. Miller and Patterson remained in their management positions with the Company until their resignation on June 30, 1999. Mr. VanDevender entered into a separate employment agreement with the Company and served as interim Chief Executive Officer effective July 1, 1999 until his resignation from the Company on February 29, 2000.

         Pursuant to the Executive Agreement, the Company paid the Senior Executives $501,000 in 1998 for amounts due under the SERP, and the Senior Executives released the Company from any obligations under the SERP or any similar retirement plan. In April 1999, the Company also paid the Senior Executives $4.6 million, of which approximately $4.0 million was recorded ratably to expense through June 30, 1999, the required-stay period. The remaining amount of $645,000, which is associated with a non-compete arrangement provided for in the Executive Agreement, was recorded as other assets and amortized to expense over the non-compete period (one year) upon the Senior Executives' separation of service. The Company and the Senior Executives provided each other with mutual releases of any and all obligations either party may have under the respective employment agreements or otherwise arising out of the Senior Executives' employment.

         Pursuant to the Executive Agreement, the Senior Executives gave up all rights to exercise or dispose of 696,000 Value Options that they received at the time of the Merger. The Value Options were cancelled upon the Senior Executives' resignation from the Company. The quoted market value of the Value Options upon the execution of the Executive Agreement of approximately $1.6 million was recorded as a reduction to common stock. A corresponding liability of $1.6 million was amortized ratably to income over the required-stay period ended June 30, 1999.

         The Company recorded approximately $2.2 million and $352,000 of net expenses related to the Executive Agreement, which was included in unusual items, for the year ended December 31, 1999 and 1998, respectively.

         6.51% SUBORDINATED NOTE - The Former Majority Shareholder received a $7.2 million 6.51% subordinated note from the Company (See Note 7). The Company paid interest on such note of $467,000 in 1999 and 1998 and $533,000 in 1997. In connection with the global settlement of the Shareholder Litigation and as the result of the repayment of the senior credit facilities, the Company is obligated to resume payments of principal on the stated terms of the note and use its reasonable best efforts to repay outstanding amounts in arrears. As the result of the default of interest payment under the Notes, the Company is prohibited from making principal or interest payments on the note. Additionally, the Former Majority Shareholder has the ability to accelerate the debt, to increase the interest rate on the note to 8.5% per annum and seek other remedies from the Company.

         CONSULTING AGREEMENT - Effective August 1996, the Company was a party to an agreement with the Former Chairman, pursuant to which he provided management and strategic advisory services to the Company for an annual consulting fee for a term not to exceed ten years. The Company paid the Former Chairman consulting fees of $187,500 in 1999 and 1998 and $500,000 in 1997. In connection with the global settlement of the Shareholder Litigation, the Company paid the Former Chairman $1.0 million in cash and issued to him 1.0 million shares of common stock to terminate the agreement. The Company recorded unusual charges of $2.2 million relating therewith based on the value of the cash payment and the quoted market value of the Company's common stock at the time the global settlement was executed.

         INSURANCE AGREEMENT - The Company is also a party to an insurance agreement, which provides insurance benefits to the Former Chairman in the event of his death or permanent disability in an amount equal to $1.0 million per year during the 10-year term of such agreement, which expires 2006.

NOTE 16. QUARTERLY DATA (UNAUDITED)

         The following table summarizes the Company's quarterly financial data for the years ended December 31, 1999 and 1998 ($ in 000's, except per share data):


                                                                                                 INCOME (LOSS) PER SHARE
                                                  INCOME                                  --------------------------------------
                                                  (LOSS)         FROM          NET                                         NET
                                     NET        CONTINUING   DISCONTINUED    INCOME       CONTINUING    DISCONTINUED     INCOME
              QUARTERS             REVENUE      OPERATIONS    OPERATIONS     (LOSS)       OPERATIONS     OPERATIONS      (LOSS)
              --------             --------     ----------   ------------   --------      ----------    ------------    ---------
First Quarter -
    1999(a) ..................     $150,944     $ (1,586)     $     --      $ (1,586)     $   (0.03)     $      --      $   (0.03)
    1998(b) ..................      186,882        1,625            --           450           0.03             --           0.01

Second Quarter -
    1999(c)(d) ...............      143,267       (7,609)           --        (7,609)         (0.14)            --          (0.14)
    1998(c) ..................      176,693        5,698            --         5,698           0.10             --           0.10

Third Quarter -
    1999(e) .................       138,161       (3,376)         (601)       (3,977)         (0.06)         (0.01)         (0.07)
    1998(f)(g) ..............       157,169       (1,667)       (2,424)       (4,091)         (0.03)         (0.04)         (0.07)

Fourth Quarter -
    1999(h)(i) ...............       84,165      (15,885)         (418)      (20,471)         (0.28)         (0.01)         (0.36)
    1998(j) ..................      143,314       (8,209)           --        (8,209)         (0.15)            --          (0.15)
----------------------

(a) Includes an unusual charge of $1.1 million resulting from the execution of the Executive Agreement.

(b) Includes extraordinary loss from early extinguishment of debt, net of tax, of $1.2 million ($0.02 per share).

(c) Includes a loss of $2.4 million in 1999 and $7.1 million in 1998 on the sale of hospitals.

(d) Includes unusual charges of (i) $1.1 million resulting from the execution of the Executive Agreement and (ii) $5.5 million relating to corporate restructuring charges.

(e) Includes (i) an unusual gain of $5.5 million resulting from the settlement of the Shareholder Litigation and (ii) a gain of $2.0 million on the sale of a hospital.

(f) Includes a gain of $7.5 million relating to the settlement of a capitation agreement.

(g) Includes (i) an after tax charge of $601,000 ($0.01 per share) related to Medicare contractual adjustment at the discontinued psychiatric facilities in 1999 and (ii) an after-tax charge of $2.4 million ($0.04 per share) relating to the settlement of litigation concerning alleged violations of certain Medicare rules at certain of the Company's discontinued psychiatric facilities in 1998.

(h) Includes a gain of $77.8 million on the sale of the Utah Facilities and an increase in income tax provision of $26.8 million from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of the $26.8 million, $24.7 million was reflected as an increase in the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss.

(i) Includes extraordinary loss from the early extinguishment of debt, (no tax effect) of $4.2 million ($0.7 per share).

(j) Includes (i) impairment charges, net of tax, of $1.4 million relating to the write-down of long-lived assets to fair value at certain facilities and (ii) $196,000 resulting from the execution of the Executive Agreement.

         Quarterly operating results are not necessarily representative of operations for a full year for various reasons including levels of occupancy, fluctuations in interest rates, acquisitions and divestitures.

NOTE 17. RECENT PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will require companies to recognize all derivatives on the balance sheet at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which requires the adoption of SFAS 133 in fiscal years beginning after June 15, 2000. The Company expects SFAS No. 133 to have no material impact on the Company's financial position or results of operations.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding the Company's executive officers is set forth under "Executive Officers of the Registrant" in Part I of this Report.

         The directors of the Company, their positions and offices, their respective terms of office as directors, their respective ages and background are as follows:

         JOAN S. FORTUNE, age 52, a director since 1999 whose term expires at the 2002 annual meeting of stockholders. From 1995 until 1999, she was retired with no other position. Ms. Fortune was General Partner of Frontenac Company, a venture capital firm from 1987 until her retirement in 1995. She was a director of Frontenac from 1984 to 1987. At Frontenac, Ms. Fortune specialized in investments in healthcare products and services. Prior to her time at Frontenac, she was a management consultant with Hayes/Hill, Inc. and worked for more than 10 years in the healthcare industry at American Hospital Supply Corporation, G.D. Searle & Co. and a research facility associated with the University of Wisconsin.

         NOLAN LEHMANN, age 55, a director since 1998 whose term expires at the 2000 annual meeting of stockholders. Mr. Lehmann is the President and director of Equus Capital Management Corporation, an investment advisor firm located in Houston, Texas, since 1983. Mr. Lehmann is also President and a director of Equus II Incorporated, a registered investment company traded on the New York Stock Exchange. Mr. Lehmann also serves as a director of Allied Waste Industries, Inc. and Drypers Corporation. Mr. Lehmann holds graduate and undergraduate degrees in accounting and economics from Rice University and is a Certified Public Accountant.

         ROBERT W. MILLER, age 58, a director since 1999 whose term expires at the 2000 annual meeting of stockholders. Mr. Miller was a partner with the law firm of King & Spalding from 1985 until his retirement at the end of 1997. He currently serves as non-executive Chairman of the Board of Magellan Health Services, Inc., a behavioral managed care company listed on the New York Stock Exchange, and is a past president of the American Academy of Healthcare Attorneys.

         HEINER MEYER ZU LOSEBECK, age 47, a director since 1998 whose term expires at the 2001 annual meeting of stockholders. Dr. Meyer zu Losebeck is the Managing Director of Paracelsus-Kliniken-Deutschland GmbH ("PKD"), Park, and other affiliates of PKD. PKD owns and operates 26 hospitals ranging in size from 42 to 350 beds in Germany and Switzerland. Park owns approximately 34.5 percent of the shares of the Company, and PKD owns all the shares of Park. From 1989 through August 1997, Dr. Meyer zu Losebeck was a tax consultant, auditor, and chartered accountant at Dr. Mertens and Partners, Osnabruck, Germany.

         PETER SCHNITZLER , age 32, a director since 1999 whose term expires at the 2000 annual meeting of stockholders. Mr. Schnitzler is the Corporate Accountant of PKD. He has been employed by PKD (and its respective legal predecessor) since 1993. Mr. Schnitzler has a graduate degree in finance, auditing and hospital administration.

         LAWRENCE P. ENGLISH, age 59, a director since 1999 whose term expires at the 2001 annual meeting of stockholders. Mr. English is President of Lawrence
P. English, Inc., a consulting and turnaround management firm. He was the founder, Chairman and Chief Executive Officer ("CEO") of Aesthetics Medical Management, Inc., a physician management company from 1997 to 1998. From 1992 to 1996, he was the president of Cigna Healthcare, a healthcare management organization and a division of Cigna Corporation. Mr. English currently serves as a director of Spacefitters, Inc., a Windsor, Connecticut based technology company, and Dental Benefit Providers, a Bethesda, Maryland based dental HMO. Mr. English has over 36 years of experience in the insurance and health care industries.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon confirmations provided by the directors and executive officers of the Company reporting transactions involving the Company's securities during the most recent fiscal year, the Company believes that all transactions by reporting persons were reported on a timely basis. Based on shareholder filings, the Company does not believe any other shareholders are subject to Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the Company's former Chief Executive Officer, four most highly compensated executive officers and two other senior executives, Messrs. Miller and Patterson, who resigned from the Company effective June 30, 1999 (collectively the "Named Executives") with respect to all services rendered to the Company during the calendar years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                               ANNUAL COMPENSATION           AWARDS
                                            -------------------------      ------------
                                                                                             ALL
                                                                            SECURITIES      OTHER
                                                                            UNDERLYING     COMPEN-
      NAME AND PRINCIPAL                      SALARY         BONUS           OPTIONS       SATION
           POSITION                YEAR        ($)            ($)              (#)        ($)(b)(c)
      ------------------           ----     ----------     ----------      -----------   ----------
James G. VanDevender (a)
  Senior Executive Vice            1999     $  457,500     $  125,000             --     $1,324,466
  President & Chief                1998        370,313             --             --        108,005
  Executive Officer                1997        360,000             --             --             --

Lawrence A. Humphrey               1999     $  276,898     $  160,900        100,000     $    3,989
   Executive Vice President        1998        268,427             --             --          2,375
   & Chief Financial Officer       1997        245,416             --        100,000          2,551

Michael M. Brooks (a)              1999     $  238,890     $  156,671        100,000     $    3,785
  Senior Vice President,           1998        232,062        100,000             --          3,690
  Development                      1997        224,253             --        100,000          8,962

Deborah H. Frankovich              1999     $  197,428     $   75,998         75,000     $    2,883
  Senior Vice President &          1998        190,396             --             --          2,375
  Treasurer                        1997        184,996             --         75,000          2,345

Robert M. Starling                 1999     $  195,987     $   75,998         75,000     $    3,329
  Senior Vice President &          1998        190,105             --             --          2,165
  Controller                       1997        184,996             --         75,000          1,954

Charles R. Miller (a)              1999     $  270,000     $       --             --     $1,972,836
  President & Chief Operating      1998        548,167             --             --        315,460
  Officer                          1997        500,000             --             --             --

Ronald R. Patterson (a)
  Executive Vice President &       1999     $  187,500     $       --             --     $1,347,958
  President, Healthcare            1998        370,313             --             --         92,920
  Operations                       1997        360,000             --             --          2,375

---------------------

(a) Messrs. Miller and Patterson resigned from the Company effective June 30, 1999. Messrs. VanDevender and Brooks resigned from the Company effective February 29, 2000.

(b) 1999 included payments of $2.0 million to Mr. Miller and $1.3 million each to Messrs. VanDevender and Patterson made in connection with the Executive Agreement.

(c) Represents relocation reimbursements, life insurance premiums and matching contributions paid by the Company under its Employee Retirement Savings 401(k) Plan and includes payments in 1998 for vested benefits under the supplemental executive retirement plan to Messrs. Miller, VanDevender and Patterson of $310,510, $104,969 and $85,793, respectively.

                  The following table summarizes stock option grants made during 1999 to the Named Executives and the potential realizable values of the options, based on certain assumptions. All options were granted in April 1999 under the Company's 1996 Stock Incentive Plan. The exercise prices on stock options previously granted were not amended or adjusted. The Company has no outstanding stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                            INDIVIDUAL GRANTS
                         ------------------------------------------------------------------------------------
                           NUMBER OF
                          SECURITIES      % OF TOTAL                                                  GRANT
                          UNDERLYING        OPTIONS                   MARKET                          DATE
                           OPTIONS       GRANTED TO     EXERCISE     PRICE ON                        PRESENT
                           GRANTED      EMPLOYEES IN      PRICE      DATE OF                          VALUE
       NAME                  (#)         FISCAL YEAR    ($/SHARE)     GRANT      EXPIRATION DATE      ($)(b)
       ----              -----------    -------------   ---------    --------    ---------------    ---------
C. Miller                     --                   --          --          --                --           --

J. VanDevender                --                   --          --          --                --           --

R. Patterson                  --                   --          --          --                --           --

L. Humphrey              100,000(a)               9.6%     $ 2.20     $ 1.375     April 1, 2009     $ 80,000

M. Brooks                100,000(a)               9.6%     $ 2.20     $ 1.375     April 1, 2009     $ 80,000

D. Frankovich             75,000(a)               7.2%     $ 2.20     $ 1.375     April 1, 2009     $ 60,000

R. Starling               75,000(a)               7.2%     $ 2.20     $ 1.375     April 1, 2009     $ 60,000

-------------

(a) Options have a ten-year term and vest as follows: (i) 25% on April 1, 1999, (ii) 25% on April 1, 2000, (iii) 16-2/3% on April 1, 2001, (iv)
      16-2/3% on April 1, 2002 and (v) 16-2/3% on March 31, 2003. Vesting of all options accelerate in the event of a change in control.

(b) The fair value of these options was estimated at the date of grant or the assumption date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.97%, dividend yield of 0%, volatility factor of the expected market price of the Company's stock of 96.4%, and a weighted-average expected life of the option of 4 years. There can be no assurance that the hypothetical grant date present values of the options reflected in this table will be realized.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         No options were exercised by the Named Executives during 1999. The following table sets forth the number of options held by the Named Executives and their value at December 31, 1999.

                               NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED            IN-THE-MONEY
                              OPTIONS AT FY-END (#)       OPTIONS AT FY-END($)(a)
                           ---------------------------  ---------------------------
        NAME               EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
        ----               -----------   -------------  -----------   -------------
Charles R. Miller            108,000             --     $       --             --
James G. VanDevender         350,000(b)          --             --             --
Ronald R. Patterson               --             --             --             --
Lawrence A. Humphrey         117,500        112,500             --             --
Michael M. Brooks            177,500(c)     112,500             --             --
Deborah H. Frankovich         85,625         84,375             --             --
Robert M. Starling            85,625         84,375             --             --

---------------

(a) Market value of underlying securities at December 31, 1999 was below the option exercise price for all options outstanding.

(b) Excludes 180,000 Value Options, which Mr. VanDevender gave up all rights to exercise or dispose of and which were cancelled upon his subsequent resignation from the Company on February 29, 2000. Reported shares included 278,000 options, which expire, if not exercised within 90 days following Mr. VanDevender's resignation from the Company, and 72,000 options, which expire on December 31, 2000.

(c) All reported options expire if not exercised within 90 days following Mr. Brooks' resignation from the Company.

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

         Pursuant to the Executive Agreement, the Company was released from SERP obligations to Messrs. Miller, VanDevender and Patterson. In turn, the Company paid the senior executives $501,272 during 1998 (as reported in footnote (c) to the Summary Compensation Table), which represented amounts due such individuals for vested benefits under the SERP. In connection with the global settlement of the Shareholder Litigation, the Company was also released from certain existing contractual obligations under the SERP to certain former officers when the settlement became effective. Messrs. Brooks, Humphrey, Starling and Ms. Frankovich do not participate in the SERP. No other officers of the Company participate in the SERP.

ANNUAL BONUS PLAN

         The 1999 Bonus Plan (the "Bonus Plan") is designed to reward certain employees of the Company for achieving corporate performance objectives. The Bonus Plan is intended to provide an incentive for superior work and to motivate participating employees toward higher achievement and business results, to link their goals and interests more closely with those of the Company and its shareholders, and to enable the Company to attract and retain highly qualified employees. With respect to those officers holding the title of executive officer and above, the Bonus Plan is administered and approved by the Compensation and Stock Option Committee each year. Upon achievement by the

Company of certain targeted operating results or other performance goals, such as operating income, earnings per share or quality standards, the Company will pay performance bonuses, the aggregate amounts of which will be determined annually based upon an objective formula.

EMPLOYEE RETIREMENT SAVINGS 401(k) PLAN

         The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 20% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matched $.25 for each $1.00 of employee contributions up to 6% of employees' gross pay. The Company may make additional discretionary contributions. In 1999, the Company contributed $1.2 million to the plan.

CHANGE OF CONTROL SEPARATION PAY PLAN

         Effective August 1, 1997 and amended April 1, 1999, the Company established the Change of Control Separation Pay Plan (the "Separation Pay Plan") to retain key employees and to provide, under certain circumstances, severance to participants whose employment with the Company ends after a Change of Control, as defined. Messrs. Miller, VanDevender and Patterson did not participate in the Separation Pay Plan. Messrs. Humphrey, Brooks, Starling and Ms. Frankovich and other officers and certain employees of the Company participated in the Separation Pay Plan which was administered by the Compensation and Stock Option Committee and provided participants with severance benefits, under certain circumstances, ranging from twelve to twenty-four months of base salary, as defined. The Separation Pay Plan expired on December 31, 1999.

EMPLOYMENT, SERVICES AND OTHER AGREEMENTS

         On July 1, 1999, the Company entered into an employment agreement, which was extended through February 29, 2000, with Mr. VanDevender. Pursuant therewith, Mr. VanDevender's compensation included (i) a base salary of not less than $45,000 per month, (ii) a bonus of $125,000, plus a variable component based on the completion of certain events before December 31, 1999 and (iii) certain benefits, including, but not limited to, life insurance and long-term disability. The agreement also included certain non-compete provisions, which will remain in effect for a period of 12 months following Mr. VanDevender's resignation from the Company on February 29, 2000.

         On November 25, 1998, the Company and the Senior Executives executed the Executive Agreement superseding their then existing employment contracts and certain other stock option and retirement agreements with the Company. See Item
8. Note 15 for a more comprehensive discussion of the terms of the agreement.

         The Company entered into Indemnity and Insurance Coverage Agreements, effective August 16, 1996, with the certain Named Executives, members of the Board of Directors and certain other officers of the Company, to advance reasonable defense costs in connection with litigation, investigations and other proceedings, subject to their undertakings to repay such costs in certain circumstances. Pursuant to these agreements, the Company incurred defense costs of approximately $205,000 in 1999 on behalf of Messrs. Miller, VanDevender and Patterson, collectively.

COMPENSATION OF DIRECTORS

         Beginning in October 1999, each non-employee director of the Company receives an annual fee of $25,000 (reduced from $30,000 prior thereto), a fee of $2,500 for each meeting (or $1,000 for each telephonic conference) of the Board or any committee thereof attended and annual grant of fully-vested stock options at each annual meeting of stockholders after which the director continues to serve. Directors of the Company who are also employees of the Company will not receive any additional compensation for their service as directors. All directors will be reimbursed for reasonable expenses incurred in the performance of their duties.

         Directors are also eligible to receive options to purchase shares of Common Stock under the 1996 Stock Incentive Plan (the "Incentive Plan"). In 1999, the Company granted each non-employee director named herein, 10,000 shares of fully-vested options with option price equal to the closing price of the Company's common stock on the date of grant ($0.63 per share).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the shares of Common Stock beneficially owned as of March 27, 2000 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of Common Stock, (ii) each director of the Company, (iii) Mr. James G. VanDevender, the Company's former chief executive officer, and four of the most highly compensated executive officers and (iv) all directors and executive officers of the Company as a group.

         The table below also does not reflect the aggregate shares of common stock held by the former Champion shareholders. If these shareholders were treated as a group under Section 13(d) of the Securities Exchange Act of 1934 for the purposes of holding their shares, the group would hold in excess of five percent of the issued and outstanding shares of common stock, and the shareholdings of each of the Champion shareholders would need to be disclosed in the table. Although the former Champion shareholders could be deemed to be a group for purposes of holding shares of the Company's common stock, they have not filed the disclosure that would be required if they were considered a group.

                                                         AMOUNT AND NATURE OF BENEFICIAL         PERCENTAGE OF
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)                        OWNERSHIP (2)(3)                  CLASS (3)
  ----------------------------------------               -------------------------------         -------------
Park-Hospital GmbH(4,5)                                           19,906,742                           34.5%
Paracelsus-Kliniken-Deutschland GmbH(4,5)                         19,906,742                           34.5%
Dr. Heiner Meyer zu Losebeck(4,5)                                 19,916,742(7)                        34.5%
Peter Frommhold(5,6)                                              19,906,742                           34.5%
Peter Schnitzler(4)                                                   10,000(7)                           *
James G. VanDevender                                                 450,000(8)                           *
Nolan Lehmann(9,10,11)                                             2,585,409                            4.5%
Equus II Incorporated(9,10)                                        2,018,213                            3.5%
Equus Capital Partners, L.P.(9,10)                                   540,481                            1.0
Joan S. Fortune                                                       10,000(7)                           *
Robert W. Miller                                                      15,000(7)                           *
Lawrence P. English                                                   10,000(7)                           *
Olympus Private Placement, L.P.(12, 13)                            3,319,261                            5.8%
Robert S. Morris(12, 13)                                           3,335,239                            5.8%
James A. Conroy(12, 13)                                            3,335,239                            5.8%
Lawrence A. Humphrey                                                 195,910(14)                          *
Michael M. Brooks                                                    212,916(15)                          *
Deborah  H. Frankovich                                               167,035(16)                          *
Robert M. Starling                                                   135,606(17)                          *
All directors and officers as a group (17 persons)                23,960,183(18)                       40.7%

------------

*     Percentage is less than 1% of the total outstanding shares of the Company.

(1) The address of each named director and officer, unless otherwise indicated, is c/o Paracelsus Healthcare Corporation, 515 W. Greens Road, Suite 500, Houston, Texas 77067.

(2) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and investment power.

(3) Includes shares issuable upon exercise of stock options or warrants that are exercisable as of, or exercisable 60 days after March 27, 2000. Such shares, for the purpose of computing the percentage of outstanding Common Stock, are deemed owned by each named individual and by the group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4) The address is Sedanstrasse 109, D-49076 Osnabruck, Federal Republic of Germany.

(5) Park is the record owner of such shares. PKD, as the owner of all of Park shares, may be deemed to beneficially own the shares of the Company's common stock owned by Park. Pursuant to the Schedule 13D (Amendment No. 2) filed by Park, PKD, Dr. Heiner Meyer zu Losebeck, and Mr. Peter Frommhold on December 8, 1999, Dr. Meyer zu Losebeck and Mr. Frommhold, as co-executors of the Estate of Professor Dr. Hartmut Krukemeyer, and the Managing Directors of Park and PKD share indirect voting and investment power over the shares of Common Stock owned by Park. Therefore, they may be deemed to beneficially own the shares of Common Stock owned by Park.

(6)   The address is Drubbel 17/18, D-48143 Munster, Federal Republic of
      Germany.

(7) Includes 10,000 shares issuable upon exercise of options that are currently exercisable.

(8) Includes 350,000 shares issuable upon exercise of options that are currently exercisable. Options to purchase 278,000 shares expire if not exercised upon 90 days following Mr. VanDevender's resignation from the Company and options to purchase 72,000 shares expire if not exercised on or before December 31, 2000.

(9) Mr. Lehmann is President of Equus Capital Management Corporation, the financial advisor and manager of Equus II Incorporated and Equus Capital Partners, L.P. Mr. Lehmann is also President and Director of Equus II Incorporated.

(10)  Address is 2929 Allen Parkway, Suite 2500, Houston, TX 77019.

(11) By reason of his status as President of Equus Capital Management Corporation and as President and Director of Equus II Incorporated, Mr. Lehmann may be deemed to be the beneficial owner of the common shares owned by Equus II Incorporated and Equus Capital Partners, L.P. In addition, Mr. Lehmann owns directly 16,715 shares of Common Stock and 10,000 shares issuable upon exercise of options that are currently exercisable. Accordingly, Mr. Lehmann may be deemed to be the beneficial owner of 2,585,409 shares of Common Stock. Mr. Lehmann disclaims beneficial ownership of Common Stock owned by Equus II Incorporated and Equus Capital Partners, L.P. Both Equus II Incorporated and Equus Capital Partners, L.P. (as well as other entities with which Mr. Lehmann is associated) are former Champion shareholders. The number of shares beneficially owned by Mr. Lehmann does not include any shares owned by other former Champion shareholders.

(12) Address of principal business office for each reporting person is c/o Olympus Partners, Metro Center, One Station Place, Stamford, Connecticut 06902

(13) Pursuant to the Schedule 13D filed on September 17, 1999, by the indicated reporting persons, Messrs. Morris and Conroy share control and may be deemed beneficial owners of the 3,319,261 shares owned by Olympus Private Placement, L.P. and 15,978 shares owned by Olympus Executive Fund, L.P. by virtue of their positions as general partners or officers of general partners of these entities or other entities that control these entities. Olympus Private Placement, L. P. and Olympus Executive Fund, L.P. are former Champion shareholders and may be part of a group of former Champion shareholders. The number of shares beneficially owned by Olympus Private Placement, L. P. and Olympus Executive Fund, L.P. does not include any shares owned by other former Champion shareholders.

(14) Includes 152,916 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(15) Includes 212,916 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days. If not exercised all reported options expire upon 90 days following Mr. Brooks' resignation from the Company.

(16) Includes 112,187 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(17) Includes 112,187 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(18) Includes 1,218,434 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         THE EXECUTIVE AGREEMENT - On November 25, 1998, the Company and the Senior Executives, Mr. Charles R. Miller, Mr. James G. VanDevender and Mr. Ronald R. Patterson executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. Under the Executive Agreement, as amended, Messrs. Miller and Patterson remained in their management positions with the Company until their resignation on June 30, 1999. Mr. VanDevender entered into a separate employment agreement with the Company and was designated interim Chief Executive Officer effective July 1, 1999 until his resignation from the Company on February 29, 2000.

         Pursuant to the Executive Agreement, the Company paid the Senior Executives $501,000 in 1998 for amounts due under the SERP, and the Senior Executives released the Company from any obligations under the SERP or any similar retirement plan. In April 1999, the Company also paid the Senior Executives $4.6 million, of which approximately $4.0 million represented consideration for the required stay-period which expired June 30, 1999 and $645,000 was related to a non-compete arrangement provided in the Executive Agreement. Pursuant to the Executive Agreement, the Senior Executives also gave up all rights to exercise or dispose of 696,000 Value Options that they received at the time of the Merger. The Value Options were cancelled upon the Senior Executives' resignation from the Company. The Company and the Senior Executives provided each other with mutual releases of any and all obligations either party may have under the respective employment agreements or otherwise arising out of the Senior Executives' employment.

         6.51% SUBORDINATED NOTE - The Former Majority Shareholder received a $7.2 million 6.51% subordinated note from the Company (See Note 7). The Company paid interest on such note of $467,000 in 1999 and 1998 and $533,000 in 1997. In connection with the global settlement of the Shareholder Litigation and as the result of the repayment of the senior credit facilities, the Company is obligated to resume payments of principal on the stated terms of the note and use its reasonable best efforts to repay outstanding amounts in arrears. As the result of the default of interest payment under the Notes, the Company is prohibited from making principal or interest payments on the note. Additionally, the Former Majority Shareholder has the ability to accelerate the debt, to increase the interest rate on the note to 8.5% per annum and seek other remedies from the Company.

         CONSULTING AGREEMENT - Effective August 1996, the Company was a party to an agreement with the Former Chairman, pursuant to which he provided management and strategic advisory services to the Company for an annual consulting fee for a term not to exceed ten years. The Company paid the Former Chairman consulting fees of $187,500 in 1999 and 1998 and $500,000 in 1997. In connection with the global settlement of the Shareholder Litigation, the Company paid the Former Chairman $1.0 million in cash and issued to him 1.0 million shares of common stock to terminate the agreement.

         INSURANCE AGREEMENT - The Company is also a party to an insurance agreement, which provides insurance benefits to the Former Chairman in the event of his death or permanent disability in an amount equal to $1.0 million per year during the 10-year term of such agreement, which expires 2006.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

         See Part II. Item 8 of this Report.

(A)(2) FINANCIAL STATEMENT SCHEDULE

                        PARACELSUS HEALTHCARE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)

                                     BALANCE AT   CHARGED TO
                                      BEGINNING    COSTS AND                          BALANCE AT
           DESCRIPTION                 OF YEAR      EXPENSES  WRITE-OFFS      OTHER   END OF YEAR
           -----------               ----------   ----------  ----------      -----   -----------
Year ended December 31, 1999
   Allowance for doubtful accounts     $40,551      41,692     (54,690)          --     $27,553

Year ended December 31, 1998
   Allowance for doubtful accounts     $54,442      42,659     (56,550)          --     $40,551

Year ended December 31, 1997
   Allowance for doubtful accounts     $36,469      46,606     (28,633)          --     $54,442

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the consolidated financial statements and notes thereto and therefore have been omitted.


(A)(3)  EXHIBITS

         3.1(s) Amended and Restated Bylaws of Paracelsus Healthcare Corporation dated March 24, 1999.

         3.4(a)       Amended and Restated Articles of Incorporation of
                      Paracelsus.

         4.1(a) Indenture, dated August 16, 1996 between Paracelsus and Bank of New York (as successor to AmSouth Bank of Alabama) as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due 2006).

         4.2(b) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights Agent.

         4.5(c) Form of Warrant issued pursuant to Champion Series E Note Purchase Agreement, dated May 1, 1995, as amended.

         4.6(d) Form of Warrant issued pursuant to Champion Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended.

         4.9(e)       Certificate representing Common Stock.

         10.1(e) Pooling Agreement, dated as of April 16, 1993 among PHC Funding Corp. II ("PFC II"), Sheffield Receivables Corporation and Bankers Trust Company, as trustee (the "Trustee").

         10.2(e) Servicing Agreement, dated as of April 16, 1993, among PFC II, Paracelsus and the Trustee.

         10.3(e) Guarantee, dated as of April 16, 1993, by Paracelsus in favor of PFC II.

         10.4(e) Sale and Servicing Agreement between subsidiaries of Paracelsus and PFC II.

         10.5(e)      Subordinate Note by PFC II in favor of Hospitals.

         10.12(q) Stock Purchase Agreement for Bledsoe County General Hospital, dated March 12, 1999, among Paracelsus Healthcare Corporation, Paracelsus Bledsoe County General Hospital, Inc., and Associates Capital Group, LLC.

         10.13(q) First Amendment to Stock Purchase Agreement for Bledsoe County General Hospital, dated March 31, 1999, among Paracelsus Healthcare Corporation, Paracelsus Bledsoe County General Hospital, Inc., and Associates Capital Group, LLC.

         10.16(f) The Restated Paracelsus Healthcare Corporation Supplemental Executive Retirement Plan.

         10.17(a)     Amendment No. 1 to the Supplemental Executive Retirement
                      Plan.

         10.19(e)     Paracelsus Healthcare Corporation Annual Incentive Plan
                      (10.17).

         10.20(r) Asset Purchase Agreement dated March 15, 1999, by and among Paracelsus Convalescent Hospitals, Inc., Paracelsus Real Estate Corporation and Sunland Associates, Inc.

         10.21(r) Amendment One to Asset Purchase Agreement, dated April 14, 1999, by and among Paracelsus Convalescent Hospitals, Inc., Paracelsus Real Estate Corporation and Sunland Associates, Inc.

         10.22(r) Rheem Valley Asset Purchase Agreement, dated March 15, 1999, by and among Paracelsus Convalescent Hospitals, Inc., Paracelsus Real Estate Corporation and Sunland Associates, Inc.

         10.23(r) Amendment One to Rheem Valley Asset Purchase Agreement, dated April 14, 1999, by and among Paracelsus Convalescent Hospitals, Inc., Paracelsus Real Estate Corporation and Sunland Associates, Inc.

         10.24(s) Stock Purchase Agreement dated September 14, 1999, by and among Paracelsus Healthcare Corporation, Paracelsus Senatobia Community Hospital, Inc. and Associates Capital Group, LLC.

         10.26(t) Recapitalization Agreement, dated August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings, Inc., as parents, and PHC/Psychiatric Healthcare Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer Valley Hospital, Inc., Pioneer Valley Health Plan, Inc., PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical Center, Inc., Paracelsus Davis Hospital, Inc., PHC Utah, Inc., and Clinicare of Utah, Inc., as sellers, and JLL Hospital, LLC, as buyer.

         10.33(f) Restated Champion Healthcare Corporation Founders' Stock Option Plan.

         10.34(a) License Agreement between Dr. Manfred George Krukemeyer and Paracelsus.

         10.36(a) Registration Rights Agreement between Paracelsus and Park-Hospital GmbH.

         10.39(a) Insurance Agreement between Paracelsus and Dr. Manfred G. Krukemeyer.

         10.40(a)     Non-Compete Agreement between Paracelsus and Dr. Manfred
                      G. Krukemeyer.

         10.42(a) Dividend and Note Agreement between Paracelsus and Park-Hospital GmbH.

         10.48(a)     Paracelsus 1996 Stock Incentive Plan.

         10.49(a) Paracelsus Healthcare Corporation Executive Officer Performance Bonus Plan.

         10.54(a) Registration Rights Agreement among Paracelsus and certain Champion Investors.

         10.56(a) Indemnity and Insurance Coverage Agreement between Paracelsus and certain Champion and Paracelsus executive officers.

         10.57(m) AmeriHealth Amended and Restated 1988 Non-Qualified Stock Option Plan.

         10.58(k) Champion Employee Stock Option Plan dated December 31, 1991, as amended (10.14).

         10.59(k) Champion Employee Stock Option Plan No. 2 dated May 29, 1992, as amended (10.15).

         10.60(k) Champion Employee Stock Option Plan No. 3 dated September 1992, as amended (10.16).

         10.61(k) Champion Employee Stock Option Plan No. 4, dated January 5, 1994, as amended (10.17).

         10.62(n) Champion Healthcare Corporation Physicians Stock Option Plan (4.2).

         10.63(k) Champion Selected Executive Stock Option Plan No. 5, dated May 25, 1995 (4.12).

         10.64(k)     Champion Directors' Stock Option Plan, dated 1992.

         10.65(a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

         10.67(g) The Second Amended and First Restated Asset Purchase Agreement for Chico Community Hospital, dated December 15, 1997, and as amended on June 12, 1998.

         10.68(g) Asset Purchase Agreement for Chico Community Rehabilitation Hospital, dated December 15, 1997, and as amended on June 10, 1998.

         10.69(g) Agreement for Purchase and Sale of Partnership Interest, dated June 1, 1998, by and between Dakota Medical Foundation and Paracelsus Healthcare Corporation of North Dakota, Inc.

         10.70(h) Asset Purchase Agreement, dated September 30, 1998, by and among Alta Healthcare System LLC, and Paracelsus Healthcare Corporation.

         10.71(i) Settlement Agreement between the (a) United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; (b) Timothy Hill and Alan Leavitt; (c) Paracelsus Healthcare Corporation; and (d) individual defendant Joseph Sharp.

         10.72(j) $180 Million Reducing Revolving Credit Facility and $75 Million Term Loan Facilities dated as of March 30, 1998, among Paracelsus, Banque Paribas, as agent, and other lenders named therein.

         10.73(j)     Change in Control Separation Pay Plan.

         10.74(k) The First Amendment to Amended and Restated Credit Agreement, effective June 15, 1998, by and among Paracelsus Healthcare Corporation, Paribas, Toronto Dominion (Texas), Inc. and Bank Montreal.

         10.75(o) Memorandum of Understanding among Paracelsus Healthcare Corporation, Charles R. Miller, James G. VanDevender, Ronald R. Patterson, Park-Hospital GmbH, and the members of the Ad Hoc Committee of Former Shareholders of Champion Healthcare Corporation.

         10.76        Employment agreement effective July 1, 1999 between James
                      G. VanDevender and Paracelsus Healthcare Corporation. *

         10.77(p) Third Amendment to Amended and Restated Credit Agreement and Approval of Asset Dispositions effective June 30, 1999.

         10.78(p) Shareholder Agreement dated March 19, 1999, between Park-Hospital GmbH and Paracelsus Healthcare Corporation.

         10.79(p) Settlement Agreement dated March 24, 1999, by and among the former shareholders of Champion Healthcare Corporation, Park-Hospital GmbH, Dr. Manfred Georg Krukemeyer, and Paracelsus Healthcare Corporation.

         10.80(p) Stipulation of Settlement dated May 11, 1999, by and among plaintiffs, individually and as representatives of the Class, as defined, Paracelsus Healthcare Corporation, Manfred G. Krukemeyer, R.J. Messenger, James T. Rush, Charles R. Miller, James G. VanDevender, the Champion Shareholders, as defined, Park-Hospital GmbH, Donaldson Lufkin & Jenrette Securities Corporation, Bear Stearns & Co., Inc., Smith Barney, Inc., and ABN AMRO Chicago Corporation in connection with the litigation captioned In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464 (EW) filed with the United States District Court for the Southern District of Texas.

         10.81(p) Settlement Agreement dated March 17, 1999, by and between James G. Caven and Robert Orovitz, derivatively on behalf of Champion Healthcare Corporation and double derivatively on behalf of Paracelsus Healthcare Corporation; Paracelsus Healthcare Corporation; the former shareholders of Champion Healthcare Corporation; Park-Hospital GmbH; Donaldson Lufkin & Jenrette Securities Corporation; Bears Stearns & Co.; Smith Barney, Inc.; and ABN AMRO Chicago Corporation; Manfred Georg Krukemeyer; Charles R. Miller; James G. VanDevender; Ronald R. Patterson; R.J. Messenger; James T. Rush; Robert C. Joyner; Michael D. Hofmann; Christian A. Lange; and Scott K. Barton.

         10.82 Amendment No. 1 to Employment Agreement effective July 1, 1999 between James G. VanDevender and Paracelsus Healthcare Corporation.

         21.1         List of subsidiaries of Paracelsus.

         23.1         Consent of Ernst & Young LLP.

         27           Financial Data Schedule.

----------------------

      * Portions of the indicated exhibit have been omitted pursuant to a request for confidentiality treatment, which was filed separately with the Securities and Exchange Commission on March 30, 2000.

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

(g) Incorporated by reference from Exhibits of the same numbers to the Company's Current Report on Form 8-K, dated June 30, 1998.

(h) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated June 30, 1998.

(i) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(j) Incorporated by reference from Exhibits 10.6 and 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(k) Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(l) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(m) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(n) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(o) Incorporated by reference from Exhibit of the same number to the Company's Annual Report on Form 10-K, dated December 31, 1998.

(p) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(q) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated April 15, 1999.

(r) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated July 2, 1999.

(s) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated September 30, 1999.

(t) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated October 8, 1999.

(u) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter dated June 30, 1999.

(a) REPORTS ON FORM 8-K

         The Company filed on October 15, 1999, a Current Report on Form 8-K, dated September 30, 1999, reporting pursuant to Item 2, the sale of the stock of Paracelsus Senatobia Community Hospital, Inc.

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

                                PARACELSUS HEALTHCARE CORPORATION
                                           (Registrant)



Date: March 30, 2000            By:    /s/ ROBERT L. SMITH
                                       -----------------------------------------
                                       Robert L. Smith
                                       Chief Executive Officer & Director

         Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                          TITLE                               DATE
              ---------                                          -----                               ----
/s/ ROBERT L. SMITH                                   Chief Executive Officer &                 March 30, 2000
-----------------------------------                   Director
Robert L. Smith

/s/ LAWRENCE A. HUMPHREY                              Executive Vice President, Chief           March 30, 2000
-----------------------------------                   Financial Officer
Lawrence A. Humphrey

/s/ ROBERT M. STARLING                                Senior Vice President and                 March 30, 2000
-----------------------------------                   Controller
Robert M. Starling

/s/ HEINER MEYER ZU LOSEBECK                          Director                                  March 30, 2000
-----------------------------------
Dr. Heiner Meyer Zu Losebeck

/s/ NOLAN LEHMANN                                     Director                                  March 30, 2000
-----------------------------------
Nolan Lehmann

/s/ PETER SCHNITZLER                                  Director                                  March 30, 2000
-----------------------------------
Peter Schnitzler

/s/ LAWRENCE P. ENGLISH                               Director                                  March 30, 2000
-----------------------------------
Lawrence P. English

/s/ JOAN S. FORTUNE                                   Director                                  March 30, 2000
-----------------------------------
Joan S. Fortune

/s/ ROBERT W. MILLER                                  Director                                  March 30, 2000
-----------------------------------
Robert W. Miller

                                 EXHIBIT INDEX

      Exhibit No.     Description
      -----------     -----------
         3.1(s)       Amended and Restated Bylaws of Paracelsus Healthcare
                      Corporation dated March 24, 1999.

         3.4(a)       Amended and Restated Articles of Incorporation of
                      Paracelsus.

         4.1(a)       Indenture, dated August 16, 1996 between Paracelsus and
                      Bank of New York (as successor to AmSouth Bank of Alabama) as Trustee (including the form of certificate representing the 10% Senior Subordinated Notes due 2006).

         4.2(b) Shareholder Protection Rights Agreement between Paracelsus and ChaseMellon Shareholder Services, L.L.C, as Rights
                      Agent.

         4.5(c)       Form of Warrant issued pursuant to Champion Series E Note
                      Purchase Agreement, dated May 1, 1995, as amended.

      Exhibit No.     Description
      -----------     -----------
         4.6(d)       Form of Warrant issued pursuant to Champion Series D Note
                      and Stock Purchase Agreement dated December 31, 1993, as
                      amended.

         4.9(e)       Certificate representing Common Stock.

         10.1(e)      Pooling Agreement, dated as of April 16, 1993 among PHC
                      Funding Corp. II ("PFC II"), Sheffield Receivables
                      Corporation and Bankers Trust Company, as trustee (the
                      "Trustee").

         10.2(e)      Servicing Agreement, dated as of April 16, 1993, among PFC
                      II, Paracelsus and the Trustee.

         10.3(e) Guarantee, dated as of April 16, 1993, by Paracelsus in favor of PFC II.

         10.4(e) Sale and Servicing Agreement between subsidiaries of Paracelsus and PFC II.

         10.5(e)      Subordinate Note by PFC II in favor of Hospitals.

         10.12(q)     Stock Purchase Agreement for Bledsoe County General
                      Hospital, dated March 12, 1999, among Paracelsus
                      Healthcare Corporation, Paracelsus Bledsoe County General
                      Hospital, Inc., and Associates Capital Group, LLC.

         10.13(q)     First Amendment to Stock Purchase Agreement for Bledsoe
                      County General Hospital, dated March 31, 1999, among
                      Paracelsus Healthcare Corporation, Paracelsus Bledsoe
                      County General Hospital, Inc., and Associates Capital
                      Group, LLC.

         10.16(f)     The Restated Paracelsus Healthcare Corporation
                      Supplemental Executive Retirement Plan.

         10.17(a)     Amendment No. 1 to the Supplemental Executive Retirement
                      Plan.

         10.19(e)     Paracelsus Healthcare Corporation Annual Incentive Plan
                      (10.17).

         10.20(r) Asset Purchase Agreement dated March 15, 1999, by and among Paracelsus Convalescent Hospitals, Inc., Paracelsus
                      Real Estate Corporation and Sunland Associates, Inc.

         10.21(r)     Amendment One to Asset Purchase Agreement, dated April 14,
                      1999, by and among Paracelsus Convalescent Hospitals,
                      Inc., Paracelsus Real Estate Corporation and Sunland
                      Associates, Inc.

         10.22(r)     Rheem Valley Asset Purchase Agreement, dated March 15,
                      1999, by and among Paracelsus Convalescent Hospitals,
                      Inc., Paracelsus Real Estate Corporation and Sunland
                      Associates, Inc.

         10.23(r) Amendment One to Rheem Valley Asset Purchase Agreement, dated April 14, 1999, by and among Paracelsus Convalescent
                      Hospitals, Inc., Paracelsus Real Estate Corporation and
                      Sunland Associates, Inc.

      Exhibit No.     Description
      -----------     -----------
         10.24(s)     Stock Purchase Agreement dated September 14, 1999, by and
                      among Paracelsus Healthcare Corporation, Paracelsus
                      Senatobia Community Hospital, Inc. and Associates Capital
                      Group, LLC.

         10.26(t) Recapitalization Agreement, dated August 16, 1999, by and among Paracelsus Healthcare Corporation, PHC/CHC Holdings,
                      Inc., as parents, and PHC/Psychiatric Healthcare
                      Corporation, PHC-Salt Lake City, Inc., Paracelsus Pioneer
                      Valley Hospital, Inc., Pioneer Valley Health Plan, Inc.,
                      PHC-Jordan Valley, Inc., Paracelsus PHC Regional Medical
                      Center, Inc., Paracelsus Davis Hospital, Inc., PHC Utah,
                      Inc., and Clinicare of Utah, Inc., as sellers, and JLL
                      Hospital, LLC, as buyer.

         10.33(f)     Restated Champion Healthcare Corporation Founders' Stock
                      Option Plan.

         10.34(a) License Agreement between Dr. Manfred George Krukemeyer and Paracelsus.

         10.36(a)     Registration Rights Agreement between Paracelsus and
                      Park-Hospital GmbH.

         10.39(a)     Insurance Agreement between Paracelsus and Dr. Manfred G.
                      Krukemeyer.

         10.40(a)     Non-Compete Agreement between Paracelsus and Dr. Manfred
                      G. Krukemeyer.

         10.42(a)     Dividend and Note Agreement between Paracelsus and
                      Park-Hospital GmbH.

         10.48(a)     Paracelsus 1996 Stock Incentive Plan.

         10.49(a)     Paracelsus Healthcare Corporation Executive Officer
                      Performance Bonus Plan.

         10.54(a)     Registration Rights Agreement among Paracelsus and certain
                      Champion Investors.

         10.56(a)     Indemnity and Insurance Coverage Agreement between
                      Paracelsus and certain Champion and Paracelsus executive officers.

         10.57(m)     AmeriHealth Amended and Restated 1988 Non-Qualified Stock
                      Option Plan.

         10.58(k)     Champion Employee Stock Option Plan dated December 31,
                      1991, as amended (10.14).

         10.59(k)     Champion Employee Stock Option Plan No. 2 dated May 29,
                      1992, as amended (10.15).

         10.60(k)     Champion Employee Stock Option Plan No. 3 dated September
                      1992, as amended (10.16).

         10.61(k)     Champion Employee Stock Option Plan No. 4, dated January
                      5, 1994, as amended (10.17).

         10.62(n)     Champion Healthcare Corporation Physicians Stock Option
                      Plan (4.2).

         10.63(k)     Champion Selected Executive Stock Option Plan No. 5, dated
                      May 25, 1995 (4.12).

      Exhibit No.     Description
      -----------     -----------
         10.64(k)     Champion Directors' Stock Option Plan, dated 1992.

         10.65(a)     Paracelsus' 6.51% Subordinated Notes Due 2006 (10.64).

         10.67(g)     The Second Amended and First Restated Asset Purchase
                      Agreement for Chico Community Hospital, dated December 15,
                      1997, and as amended on June 12, 1998.

         10.68(g)     Asset Purchase Agreement for Chico Community
                      Rehabilitation Hospital, dated December 15, 1997, and as amended on June 10, 1998.

         10.69(g) Agreement for Purchase and Sale of Partnership Interest, dated June 1, 1998, by and between Dakota Medical
                      Foundation and Paracelsus Healthcare Corporation of North
                      Dakota, Inc.

         10.70(h) Asset Purchase Agreement, dated September 30, 1998, by and among Alta Healthcare System LLC, and Paracelsus
                      Healthcare Corporation.

         10.71(i)     Settlement Agreement between the (a) United States of
                      America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services; (b)
                      Timothy Hill and Alan Leavitt; (c) Paracelsus Healthcare
                      Corporation; and (d) individual defendant Joseph Sharp.

         10.72(j)     $180 Million Reducing Revolving Credit Facility and $75
                      Million Term Loan Facilities dated as of March 30, 1998, among Paracelsus, Banque Paribas, as agent, and other lenders named therein.

         10.73(j)     Change in Control Separation Pay Plan.

         10.74(k)     The First Amendment to Amended and Restated Credit
                      Agreement, effective June 15, 1998, by and among Paracelsus Healthcare Corporation, Paribas, Toronto
                      Dominion (Texas), Inc. and Bank Montreal.

         10.75(o)     Memorandum of Understanding among Paracelsus Healthcare
                      Corporation, Charles R. Miller, James G. VanDevender,
                      Ronald R. Patterson, Park-Hospital GmbH, and the members of the Ad Hoc Committee of Former Shareholders of Champion
                      Healthcare Corporation.

         10.76        Employment agreement effective July 1, 1999 between James
                      G. VanDevender and Paracelsus Healthcare Corporation. *

         10.77(p) Third Amendment to Amended and Restated Credit Agreement and Approval of Asset Dispositions effective June 30,
                      1999.

         10.78(p)     Shareholder Agreement dated March 19, 1999, between
                      Park-Hospital GmbH and Paracelsus Healthcare Corporation.

         10.79(p) Settlement Agreement dated March 24, 1999, by and among the former shareholders of Champion Healthcare
                      Corporation, Park-Hospital GmbH, Dr. Manfred Georg
                      Krukemeyer, and Paracelsus Healthcare Corporation.

      Exhibit No.     Description
      -----------     -----------
         10.80(p)     Stipulation of Settlement dated May 11, 1999, by and among plaintiffs, individually and as representatives of the
                      Class, as defined, Paracelsus Healthcare Corporation,
                      Manfred G. Krukemeyer, R.J. Messenger, James T. Rush,
                      Charles R. Miller, James G. VanDevender, the Champion
                      Shareholders, as defined, Park-Hospital GmbH, Donaldson
                      Lufkin & Jenrette Securities Corporation, Bear Stearns &
                      Co., Inc., Smith Barney, Inc., and ABN AMRO Chicago
                      Corporation in connection with the litigation captioned In re Paracelsus Corp. Securities Litigation, Master File No.
                      H-96-3464 (EW) filed with the United States District Court for the Southern District of Texas.

         10.81(p)     Settlement Agreement dated March 17, 1999, by and between
                      James G. Caven and Robert Orovitz, derivatively on behalf of Champion Healthcare Corporation and double derivatively on behalf of Paracelsus Healthcare Corporation; Paracelsus
                      Healthcare Corporation; the former shareholders of Champion Healthcare Corporation; Park-Hospital GmbH;
                      Donaldson Lufkin & Jenrette Securities Corporation; Bears
                      Stearns & Co.; Smith Barney, Inc.; and ABN AMRO Chicago
                      Corporation; Manfred Georg Krukemeyer; Charles R. Miller;
                      James G. VanDevender; Ronald R. Patterson; R.J. Messenger;
                      James T. Rush; Robert C. Joyner; Michael D. Hofmann;
                      Christian A. Lange; and Scott K. Barton.

         10.82        Amendment No. 1 to Employment Agreement effective July 1,
                      1999 between James G. VanDevender and Paracelsus
                      Healthcare Corporation.

         21.1         List of subsidiaries of Paracelsus.

         23.1         Consent of Ernst & Young LLP.

         27           Financial Data Schedule.

----------------------

      * Portions of the indicated exhibit have been omitted pursuant to a request for confidentiality treatment, which was filed separately with the Securities and Exchange Commission on March 30, 2000.

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

(g) Incorporated by reference from Exhibits of the same numbers to the Company's Current Report on Form 8-K, dated June 30, 1998.

(h) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated June 30, 1998.

(i) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(j) Incorporated by reference from Exhibits 10.6 and 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(k) Incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(l) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to Champion's Annual Report for the year ended December 31, 1994.

(m) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10K for the year ended December 31, 1992.

(n) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Registration Statement) to Champion's Registration Statement on Form S-8, filed on August 3, 1995.

(o) Incorporated by reference from Exhibit of the same number to the Company's Annual Report on Form 10-K, dated December 31, 1998.

(p) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(q) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated April 15, 1999.

(r) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated July 2, 1999.

(s) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated September 30, 1999.

(t) Incorporated by reference from Exhibit of the same number to the Company's Current Report on Form 8-K, dated October 8, 1999.

(u) Incorporated by reference from Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter dated June 30, 1999.