Form 10-Q
period 2000-03-31
PARACELSUS HEALTHCARE CORP
filed 2000-05-15
CIK 758722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  Yes[X] No[ ]

As of May 15, 2000, there were outstanding 58,967,721 shares of the Registrant's Common Stock, no stated value.

================================================================================

                        PARACELSUS HEALTHCARE CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2000

                                      INDEX



                                                                                                 Page Reference

                                                                                                   Form 10-Q

Forward-Looking Statements                                                                             3
--------------------------

PART I.                  FINANCIAL INFORMATION
------

       Item 1.           Financial Statements-- (Unaudited)

                         Condensed Consolidated Balance Sheets--
                           March 31, 2000 and December 31, 1999                                        4

                         Consolidated Statements of Operations--
                           Three Months Ended March 31, 2000 and 1999                                  5

                         Condensed Consolidated Statements of Cash Flows--
                           Three Months Ended March 31, 2000 and 1999                                  6

                         Notes to Interim Condensed Consolidated
                           Financial Statements                                                        7

       Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         11

       Item 3.           Quantitative and Qualitative Disclosures about Market                         15
                           Risks

PART II.                 OTHER INFORMATION                                                             15
-------

SIGNATURE                                                                                              18


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

         Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

o Competition and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;
o Existing   government   regulations  and  changes  in  legislative proposals
  for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;
o The ability to enter into managed care provider arrangements on acceptable terms;
o Liabilities and other claims asserted  against the Company;
o The loss of any significant customer, including but not limited to managed care contracts;
o The ability to attract and retain qualified  personnel,  including physicians;
o The continued  listing of the  Company's  common stock on the New
  York Stock Exchange;
o The Company's  ability to develop and consummate an acceptable and
  sustainable  alternative  financial  structure,   considering  the
  Company's liquidity and limited financial resources;
o The Company's ability to consummate acceptable financial arrangements, under reasonable terms, to replace its existing interim credit facility and off-balance-sheet receivable financing arrangement;
o The possibility that the Company may be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code or that its creditors could file an involuntary petition seeking to place the Company in bankruptcy.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                        PARACELSUS HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ($ in 000's)

                                                                                   March 31,            December 31,
                                                                                      2000                  1999
                                                                                ----------------     --------------------
                                                                                (Unaudited)              (Note 1)
Assets
Current assets:

    Cash and cash equivalents..............................................     $     13,650         $    22,723
    Restricted cash........................................................           14,010               12,991
    Accounts receivable, net...............................................           32,194               30,796
    Supplies...............................................................            8,836                8,655
    Income taxes receivable................................................            6,867                6,152
    Other current assets...................................................           17,492               14,212
                                                                                  ----------           ----------
        Total current assets...............................................           93,049               95,529

Property and equipment.....................................................          341,043              339,528
Less: Accumulated depreciation and amortization............................         (118,320)            (113,052)
                                                                                  ----------           ----------
                                                                                     222,723              226,476

Goodwill...................................................................           86,799               87,684
Other assets...............................................................           26,756               27,369
                                                                                  ----------           ----------
        Total assets.......................................................     $    429,327         $    437,058
                                                                                  ==========           ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

    Accounts payable.......................................................     $     33,078         $     35,563
    Accrued interest payable...............................................           20,697               12,598
    Accrued liabilities and other..........................................           17,093               20,426
    Long-term debt in default classified as current (Note 2)...............          335,445              335,445
    Long-term debt due within one year.....................................              306                  654
                                                                                  ----------           ----------
        Total current liabilities..........................................          406,619              404,686

Long-term debt.............................................................            3,634                3,685
Other long-term liabilities................................................           22,380               23,490
Stockholders' equity (deficit):
    Common stock...........................................................          216,045              215,761
    Additional paid-in capital.............................................           11,821               12,105
    Accumulated deficit....................................................         (231,172)            (222,669)
                                                                                  ----------           ----------
        Total stockholders' equity (deficit)...............................           (3,306)               5,197
                                                                                  ----------           ----------
Total Liabilities and Stockholders' Equity (Deficit).......................     $    429,327         $    437,058
                                                                                  ========             ==========

                                                                           See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       ($ in 000's, except per share data)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              ----------------- -- ------------------
                                                                                    2000                 1999
                                                                              -----------------    ------------------

Net revenue................................................................   $    95,084          $  150,944

Costs and expenses:
  Salaries and benefits....................................................        40,700               58,965
  Other operating expenses.................................................        36,159               58,085
  Provision for bad debts..................................................         6,958               12,398
  Interest.................................................................         9,010               13,104
  Depreciation and amortization............................................         8,213                9,815
  Restructuring costs (Note 3).............................................         2,547                    -
  Unusual charges..........................................................                              1,123
                                                                              -----------           ----------
        Total costs and expenses...........................................       103,587              153,490
                                                                              -----------           ----------
Loss before minority interest and income taxes.............................        (8,503)              (2,546)
Minority interests.........................................................             -                   63
                                                                              ------------          ----------
Loss before income taxes...................................................        (8,503)              (2,483)
Income tax benefit (Note 4)................................................             -                 (897)
                                                                              ------------          ----------
Net loss...................................................................   $    (8,503)         $    (1,586)
                                                                              ===========           ==========
Net loss per share - basic and assuming dilution...........................   $     (0.15)         $     (0.03)
                                                                              ===========           ==========

                                                                           See accompanying notes.


                        PARACELSUS HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  ($ in 000's)
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                       March 31,
                                                                      --------------------------------------
                                                                            2000                1999
                                                                      ------------------  ------------------

 Cash Flows from Operating Activities:
 Net loss........................................................     $    (8,503)        $    (1,586)
 Non-cash expenses and changes in operating assets
    and liabilities...............................................          2,791              (3,824)
                                                                       ----------          ----------
 Net cash used in operating activities............................         (5,712)             (5,410)
                                                                       ----------          ----------
 Cash Flows from Investing Activities:
 Additions to property and equipment, net.........................         (1,733)             (5,610)
 Increase in other assets, net....................................           (591)             (2,644)
                                                                       ----------          ----------
 Net cash used in investing activities............................         (2,324)             (8,254)
                                                                       ----------          ----------
 Cash Flows from Financing Activities:
 Borrowings under credit facilities ..............................              -              10,000
 Repayments under credit facilities...............................              -              (1,100)
 Repayments of debt, net.........................................            (399)             (1,535)
 Deferred financing costs.........................................           (638)                  -
                                                                       ----------          ----------
 Net cash provided by (used in) financing activities..............         (1,037)              7,365
                                                                       ----------          ----------
 Decrease in cash and cash equivalents............................         (9,073)             (6,299)
 Cash and cash equivalents at beginning of period.................         22,723              11,944
                                                                       ----------          ----------
 Cash and cash equivalents at end of period.......................    $    13,650         $     5,645
                                                                       ==========          ==========
 Supplemental Cash Flow Information:
    Interest paid.................................................    $       911         $    20,461
    Income taxes paid.............................................    $       715         $         -

 Noncash Investing Activities:
    Notes receivable from sale of hospital........................    $             -     $     2,269

                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization - Paracelsus Healthcare Corporation ("PHC") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. PHC and its subsidiaries (the "Company") presently operate 10 acute care hospitals with 1,287 licensed beds in seven states, of which eight are owned and two are leased.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Form 10-K.

         The Company incurred operating losses in the first quarter of 2000 and the year ended December 31, 1999, and had a working capital deficit at March 31, 2000 and December 31, 1999. These matters and certain liquidity issues described in Note 2 have raised substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

Earnings Per Share - The following table sets forth the computation of basic and diluted net loss per share (dollars in thousands, except per share amounts).

                                                              Three Months Ended         Three Months Ended
                                                                March 31, 2000             March 31, 1999

                                                            -----------------------    ------------------------
Numerator (a):
   Net loss.................................................       $ (8,503)                  $ (1,586)
                                                                     ======                     ======
Denominator:
  Weighted average shares used for basic
      earnings per share....................................         57,668                     55,118
  Effect of dilutive securities:
     Employee stock options.................................              -                          -
                                                                     ------                     ------
  Dilutive potential common shares..........................              -                          -
                                                                     ------                     ------
  Shares used for diluted earnings per share.................        57,668                     55,118
                                                                     ======                     ======
Net loss per share - basic assuming dilution.............        $    (0.15)                  $  (0.03)
                                                                     ======                     ======


----------------------
(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

         Options to purchase 2.1 million shares of the Company's common stock at a weighted average exercise price of $4.05 per share and warrants to purchase 414,906 shares at a weighted average exercise price of $9.00 per share were outstanding during the quarter ended March 31, 2000, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Comprehensive Loss - Comprehensive loss for the quarter ended March 31, 2000, of $8.8 million included $284,000 of deferred compensation costs related to the issuance of restricted stock grants under an employment agreement. Comprehensive loss for the quarter ended March 31, 1999 equaled reported net loss.

Restricted Cash - The Company had restricted cash of $14.0 million and $13.0 million at March 31, 2000 and December 31, 1999, respectively, as collateral for outstanding letters of credit and for payment of fees and interest related to the commercial paper financing program and other commitments.

NOTE 2 . ISSUES AFFECTING LIQUIDITY

         As previously reported in the Company's 1999 Form 10-K, on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes (the "Notes") due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture.

         The Company has retained an investment banking firm and legal counsel to review its strategic alternatives and is in discussion with the holders of the majority of the Notes. Few holders hold the majority of the Notes, and the Company believes the concentration will facilitate the restructuring process. Considering the Company's limited financial resources, there can be no assurance that the Company and the Note holders will succeed in formulating an acceptable alternative capital structure, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Either as a result of successful negotiations with the Note holders or as the result of the failure of such negotiations, the Company could file for protection under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") or be subject to an involuntary petition. A reorganization would likely result in a significant dilution of the ownership interest of the existing holders of the Company's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for distribution to the Company's creditors and/or the holders of the Company's common stock.

         Relating to the matters discussed above, on March 15, 2000, a wholly-owned, second-tier subsidiary of PHC, PHC Finance, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas in Houston. The subsidiary, whose principal assets are several medical office buildings, does not own or operate any hospital facilities, and neither PHC nor any of the Company's hospital operating subsidiaries is a guarantor for any obligations of PHC Finance, Inc.

         Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's condensed consolidated balance sheet at March 31, 2000, which has resulted in a working capital deficit of $313.6 million.

         As the result of the default of interest payment on the Notes, the Company was also in default under its interim credit facility, under which the Company had $11.6 million in outstanding letters of credit, all of which were fully secured by cash collateral held by the lender, and no outstanding borrowings.

         Additionally, the Company was in default with certain provisions of its off-balance sheet commercial paper financing program, under which a wholly-owned subsidiary of the Company had sold $32.3 million of eligible receivables as of March 31, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the commercial paper program. The lender of the Company's commercial paper financing program has extended the program until May 17, 2000.

         As of May 15, 2000, the Company has substantially finalized negotiations of and expects to shortly enter into a new credit agreement with a lending group, which will provide for a $62.0 million revolving credit and letter of credit guaranty facility (the "Credit Facility"), expiring May 15, 2003. The Credit Facility will be used primarily to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility will be an obligation of certain of the Company's subsidiaries and will be secured by all patient accounts receivable and certain other assets of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the Credit Facility will not be not an obligation of PHC. The Credit Facility will replace the letters of credit outstanding under the interim facility and the Company's commercial paper financing program. The outstanding letters of credit under the Credit Facility will be secured by cash collateral held by the lenders. Borrowings under the Credit Facility will bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and will be limited to hospitals' eligible receivables and certain operating measurements, as defined. The Company recorded deferred financing costs of $638,000 in connection with the Credit Facility as of March 31, 2000.

         The Company is in a highly leveraged financial position. The lending group's commitment to enter into the Credit Facility expires May 16, 2000. Should the lending group's commitment expire prior to the consummation of the Credit Facility, the Company would be required to seek an extension of such commitment from the lending group. The Company expects it will be able to obtain such an extension; however, there can be no assurance that the lending group would grant such an extension. Should the Company fail to receive an extension of the commitment for the Credit Facility from the lending group or fail to consummate the Credit Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Additionally, the Company would be required to seek an extension from its lender under its commercial paper program, which expires May 16, 2000. In the event the commercial paper program is not extended beyond May 16, 2000, a wind down of the program may commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the commercial paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.



NOTE  3 . RESTRUCTURING COSTS AND UNUSUAL CHARGES

         In the three months ended March 31, 2000, the Company recorded $2.5 million of restructuring costs for professional fees incurred in connection with its efforts to restructure the Notes. In the three months ended March 31, 1999, the Company recorded a net unusual charge of $1.1 million related to an executive agreement with certain of its former senior executives.

NOTE 4 . INCOME TAXES

         During the fourth quarter of 1999, the Company recorded a deferred tax valuation allowance aggregating $26.8 million to reserve the full amount of the Company's net deferred tax assets at December 31, 1999, due to issues affecting liquidity and related uncertainties discussed in Note 2, which, if unfavorably resolved, would adversely affect the Company's future operations. The Company recorded no income tax benefit in the first quarter of 2000, as the result of recording an additional valuation allowance of $3.2 million to reserve all net deferred tax assets generated during the current quarter. The deferred tax valuation allowance as of March 31, 2000 totaled $78.3 million.

NOTE 5 . OPERATING SEGMENTS

         There has been no material change in the Company's reportable segments as previously reported in the Company's 1999 Form 10-K. "Same Hospitals," as a reportable segment, consist of acute care hospitals currently owned and operated by the Company. "All Other" is comprised of closed/sold facilities and overhead costs. Selected segment information for the quarters ended March 31, 2000 and 1999, were as follows:

                                                                  Three Months ended
                                                                    March 31, 2000
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   ----------    ---------
          Net revenue.................................   $ 94,157    $      927    $  95,084
          Adjusted EBITDA (a)..........................  $ 13,818    $   (2,551)   $  11,267

                                                                  Three Months ended
                                                                    March 31, 1999
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   ----------    ---------
          Net revenue..................................  $ 95,904    $  55,040     $ 150,944
          Adjusted EBITDA (a)..........................  $ 17,013    $   4,546     $  21,559
-------------------------------------

(a) Earnings before extraordinary charge, interest, taxes, depreciation, amortization, restructuring costs and unusual charges ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles and may not be comparable to similarly titled measures of other companies.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

          The Company incurred operating losses in the first quarter of 2000 and the year ended December 31, 1999, and had a working capital deficit at March 31, 2000 and December 31, 1999. These matters and certain liquidity issues described below have raised substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

ISSUES AFFECTING LIQUIDITY

         As previously reported in the Company's 1999 Form 10-K, on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Notes, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture.

         The Company has retained an investment banking firm and legal counsel to review its strategic alternatives and is in discussion with the holders of the majority of the Notes. Few holders hold the majority of the Notes, and the Company believes the concentration will facilitate the restructuring process. Considering the Company's limited financial resources, there can be no assurance that the Company and the Note holders will succeed in formulating an acceptable alternative capital structure, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Either as a result of successful negotiations with the Note holders or as the result of the failure of such negotiations, the Company could file for protection under Chapter 11 of the Bankruptcy Code or be subject to an involuntary petition. A reorganization would likely result in a significant dilution of the ownership interest of the existing holders of the Company's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for distribution to the Company's creditors and/or the holders of the Company's common stock.

         Relating to the matters discussed above, on March 15, 2000, a wholly-owned, second-tier subsidiary of PHC, PHC Finance, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas in Houston. The subsidiary, whose principal assets are several medical office buildings, does not own or operate any hospital facilities, and neither PHC nor any of the Company's hospital operating subsidiaries is a guarantor for any obligations of PHC Finance, Inc.

         Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's condensed consolidated balance sheet at March 31, 2000, which has resulted in a working capital deficit of $313.6 million.

         As the result of the default of interest payment on the Notes, the Company was also in default under its interim credit facility, under which the Company had $11.6 million in outstanding letters of credit, all of which were fully secured by cash collateral held by the lender, and no outstanding borrowings.

         Additionally, the Company was in default with certain provisions of its off-balance sheet commercial paper financing program, under which a wholly-owned subsidiary of the Company had sold $32.3 million of eligible receivables as of March 31, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the commercial paper program. The lender of the Company's commercial paper financing program has extended the program until May 17, 2000.

         As of May 15, 2000, the Company has substantially finalized negotiations of and expects to shortly enter into a new credit agreement with a lending group, which will provide for a $62.0 million revolving credit and letter of credit guaranty facility, expiring May 15, 2003. The Credit Facility will be used primarily to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility will be an obligation of certain of the Company's subsidiaries and will be secured by all patient accounts receivable and certain other assets of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the Credit Facility will not be not an obligation of PHC. The Credit Facility will replace the letters of credit outstanding under the interim facility and the Company's commercial paper financing program. The outstanding letters of credit under the Credit Facility will be secured by cash collateral held by the lenders. Borrowings under the Credit Facility will bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and will be limited to hospitals' eligible receivables and certain operating measurements, as defined. The Company recorded deferred financing costs of $638,000 in connection with the Credit Facility as of March 31, 2000.

         The Company is in a highly leveraged financial position. The lending group's commitment to enter into the Credit Facility expires May 16, 2000. Should the lending group's commitment expire prior to the consummation of the Credit Facility, the Company would be required to seek an extension of such commitment from the lending group. The Company expects it will be able to obtain such an extension; however, there can be no assurance that the lending group would grant such an extension. Should the Company fail to receive an extension of the commitment for the Credit Facility from the lending group or fail to consummate the Credit Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Additionally, the Company would be required to seek an extension from its lender under its commercial paper program, which expires May 16, 2000. In the event the commercial paper program is not extended beyond May 16, 2000, a wind down of the program may commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the commercial paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.



RESULTS OF OPERATIONS

         The comparison of operating results to prior years is difficult given the number of divestitures in 1999. "Same Hospitals" as used in the following discussion, where appropriate, consist of acute care hospitals owned throughout both periods for which comparative operating results are presented.

Results of Operations - Quarter ended March 31, 2000
compared with Quarter ended March 31, 1999

         Net revenue for the quarter ended March 31, 2000, was $95.1 million, a decrease of $55.8 million, or 37.0%, from $150.9 million for the same period in 1999. Net revenue declined by $54.0 million due to the sale of ten hospitals in 1999. The remaining decline in net revenue occurred at the Company's "Same Hospitals," as discussed below.

         Net revenue at "Same Hospitals" for the quarter ended March 31, 2000 was $94.2 million compared to $95.9 million in 1999, a decrease of $1.7 million, or 1.8%. The decline in net revenue was due in part to a shift in payor mix from the traditional Medicare, Medicaid and indemnity plans to managed care, from which the Company generally receives lower reimbursements, and to a decline in admissions and patient days at certain hospitals as more fully discussed below.

         The Company's "Same Hospitals" experienced a 1.1% decrease in inpatient admissions from 10,305 in the quarter ended March 31, 1999 to 10,195 in the comparable period in 2000. Same hospital patient days decreased 4.4% from 52,824 in 1999 to 50,509 in 2000. Excluding home health visits, outpatient visits increased 3.6% from 76,846 in 1999 to 79,585 in 2000. The decrease in admissions and patient days was driven largely by the departure of physicians at the Richmond, Virginia facility as the result of a revision to the licensure standards of the hospital's medical staff. Home health visits decreased 14.4% from 74,352 in 1999 to 63,645 in 2000 primarily due to the closure of a home health office and the cancellation of certain home health contracts at the Richmond facility and a general slow down of home health operations in other markets. Excluding the Richmond facility, admissions and outpatient visits (excluding home health) increased 0.4% and 6.9%, respectively, and home health visits declined by 2.1%, compared to prior year quarter.

         Operating expenses decreased $45.6 million from $129.4 million in the quarter ended March 31, 1999 to $83.8 million in 2000 primarily from closed/sold facilities. Excluding sold/closed facilities, operating expenses at Same Hospitals increased by approximately $1.4 million from (i) an increase of $2.0 million in salaries and benefits from market driven increases in wages at several facilities and increased overtime and contract labor due to a shortage of nurses at certain hospitals, (ii) an increase of $700,000 in other operating costs primarily from increased volume and patient acuity at certain facilities, which resulted in higher supply costs, offset by (iii) a decrease in provision for bad debt of $1.3 million due to improved collections and accounts receivable management at selected hospitals and an increased emphasis on the segregation of charity care from the bad debt provision.

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue were 88.2% and 85.8% in 2000 and 1999, respectively. Operating expenses at "Same Hospitals" increased to 85.3% of net revenue in 2000 from 82.3% in 1999, and operating margins decreased to 14.7% from 17.7%, respectively. The deterioration in operating margins resulted from the aforementioned factors.

         Interest expense decreased $4.1 million from $13.1 million in the quarter ended March 31, 1999 to $9.0 million in 2000, primarily due to the repayment of amounts outstanding under the senior credit facility in October 1999.

         Depreciation and amortization expense decreased $1.6 from $9.8 million in the quarter ended March 31, 1999 to $8.2 million for the same period in 2000 primarily due to the sale of ten hospitals in 1999, partially offset by an increase from additions to property and equipment.

         Loss before income taxes of $8.5 million for the quarter ended March 31, 2000, included restructuring costs of $2.5 million for professional fees incurred in connection with the Company's efforts to restructure the Notes. Loss before income taxes of $2.5 million for the quarter ended March 31, 1999, included a net unusual charge of $1.1 million resulting from the executive agreement executed in November 1998.

         The Company recorded no income tax benefit in the quarter ended March 31, 2000 as the result of recording an additional valuation allowance to reserve all net deferred tax assets generated during the current quarter. Income tax benefit of $897,000 in 1999 differed from the statutory rate due to nondeductible goodwill amortization which was offset by a non-taxable gain related to an executive agreement with certain of the Company's former senior executives.

         Net loss for the quarter ended March 31, 2000 was $8.5 million, or $0.15 per diluted share, compared to $1.6 million, or $0.03 per diluted share, for the same period of 1999. Weighted average common and common equivalent shares outstanding increased to 57.7 million in 2000 as compared to 55.1 million as the result of the issuance of common shares in connection with the settlement of litigation in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The introductory information to this Item as set forth in "Issues Affecting Liquidity" discusses the important issues affecting the Company's liquidity and capital resources.

         Net cash used in operating activities was $5.7 million in the quarter ended March 31, 2000, compared to $5.4 million for the same period of 1999, and included payments of $2.5 million for professional fees related to the Note restructuring activities, $1.0 million for the working capital settlement on the Utah hospitals sold in 1999, $1.0 million of cash collateral on certain letter of credit commitments, and a federal income tax payment. Net cash used in investing activities decreased to $2.3 million during 2000, as compared to $8.3 million during 1999, and reflected a decrease in capital expenditures related to the Year 2000 program and to facility expansion. Net cash used in financing activities during 2000 was $1.0 million, which reflected payments on capital lease obligations and deferred financing costs on the Credit Facility, compared to net cash provided by financing activities of $7.4 million during 1999, which resulted primarily from net borrowings under the senior credit facilities.

         In connection with its efforts to restructure the Notes, the Company paid $2.5 million of professional fees in the three months ended March 31, 2000. The Company expects that future restructuring costs will be paid as incurred from internally generated cash from operations and existing cash balances.

         The Company anticipates that internally generated cash from operations, existing cash balances and borrowings under the Credit Facility will be sufficient to fund the hospitals' routine capital expenditures and working capital requirements through 2000. Should the Company fail to consummate the Credit Facility, the Company would have no available credit lines and there can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 2000.


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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         There were no material changes to the information reported in the Company's 1999 Annual Report on Form 10-K.

PART II.            OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

         There  have  been  no  other   material   developments   in  the  legal
proceedings.

ITEM 2.             CHANGE IN SECURITIES

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

         As previously reported in the Company's 1999 Form 10-K, on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. The Company is currently engaged in negotiations with the majority of the Note holders to develop an alternative, sustainable capital structure for the Company.

         As the result of the default of interest payment on the Notes, the Company was also in default under its interim credit facility, under which the Company had $11.6 million in outstanding letters of credit, all of which were fully secured by cash collateral held by the lender, and no outstanding borrowings. Additionally, the Company was in default with certain provisions of its off-balance sheet commercial paper financing program, under which a wholly-owned subsidiary of the Company had sold $32.3 million of eligible receivables as of March 31, 2000. As a result of this default, the subsidiary is unable to sell additional receivables under the commercial paper program. The lender under the Company's commercial paper financing program extended the program until May 16, 2000.

         As of May 15, 2000, the Company has substantially finalized negotiations of and expects to shortly enter into a new credit agreement with a lending group, which will provide for a $62.0 million revolving credit and letter of credit guaranty facility, expiring May 15, 2003. The Credit
Facility will replace the letters of credit outstanding under the interim facility and the Company's commercial paper financing program.

         The Company is in a highly leveraged financial position. The lending group's commitment to enter into the Credit Facility expires May 16, 2000. Should the lending group's commitment expire prior to the consummation of the Credit Facility, the Company would be required to seek an extension of such commitment from the lending group. The Company expects it will be able to obtain such an extension; however, there can be no assurance that the lending group would grant such an extension. Should the Company fail to receive an extension of the commitment for the Credit Facility from the lending group or fail to consummate the Credit Facility, the Company would have no available credit lines and therefore would be required to finance its cash needs from operations. Additionally, the Company would be required to seek an extension from its lender under its commercial paper program, which expires May 16, 2000. In the event the commercial paper program is not extended beyond May 16, 2000, a wind down of the program may commence with the Company's current lender retaining a significant portion of the Company's operating cash flows until all amounts outstanding under the commercial paper program are repaid in full. In the event of a wind down, operating cash flows would likely be insufficient to meet the Company's operational and capital expenditure needs.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

         The New York Stock Exchange ("NYSE") recently notified the Company that it no longer meets the NYSE's minimum criteria for market capitalization of not less than $50 million and stockholders' equity of not less than $50 million. The NYSE has given the Company until June 2, 2000 to submit a plan for bringing the Company back into compliance with these requirements over an eighteen-month period that commenced on April 13, 2000. The Company intends to submit such a plan and to work with the NYSE to continue the Company's listing. The Company's plan most likely will involve pursuing alternatives that include negotiating with the Note holders to develop an alternative, sustainable capital structure that may enable the Company to regain compliance. Although the Company expects that the plan it will submit will bring the Company into compliance with the NYSE's criteria, there can be no assurance that the NYSE will accept the Company's plan.

         The NYSE previously informed the Company that it remained below the NYSE's required minimum share price of $1 over a 30 trading-day period. The Company's share price remains below the $1 level over a 30 trading-day period. The Company has until its next annual meeting of shareholders to raise its share price above $1.

         There can be no assurance that the Company's common stock will continue to be listed on a national securities exchange. If the Company's securities were delisted, the delisting would have a material adverse effect on the liquidity and trading price of the Company's securities.

ITEM 6.             EXHIBIT AND REPORTS ON FORM 8-K

(a)                 Exhibit

10.83 Employment Agreement effective March 27, 2000 between Robert L. Smith and Paracelsus Healthcare Corporation.

27                  Financial Data Schedule.

(b)                 Report on Form 8-K

None.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Paracelsus Healthcare Corporation
                                                     (Registrant)

                                              /s/ LAWRENCE A. HUMPHREY
Dated: May 15, 2000                    By:   ___________________________
                                                Lawrence A. Humphrey
                                              Executive Vice President &
                                               Chief Financial Officer