Form 10-Q
period 2000-06-30
PARACELSUS HEALTHCARE CORP
filed 2000-08-14
CIK 758722

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Securities registered pursuant to Section 12(b) of the Act:
                      Common Stock, no stated value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes[X] No[ ]

As of August 14, 2000, there were outstanding 58,967,721 shares of the Registrant's Common Stock, no stated value.

                        PARACELSUS HEALTHCARE CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2000

                                      INDEX

                                                                 Page Reference
                                                                   Form 10-Q

Forward-Looking Statements                                                  3
--------------------------

PART I.            FINANCIAL INFORMATION
------

       Item 1.     Financial Statements-- (Unaudited)

                   Condensed Consolidated Balance Sheets--
                   June 30, 2000 and December 31, 1999                      4

                   Consolidated Statements of Operations--
                   Three and Six Months Ended June 30, 2000 and 1999        5

                   Condensed Consolidated Statements of Cash Flows--
                   Six Months Ended June 30, 2000 and 1999                  6

                   Notes to Interim Condensed Consolidated

                   Financial Statements                                     7

       Item 2.     Management's Discussion and Analysis of Financial

                   Condition and Results of Operations                     12

       Item 3.     Quantitative and Qualitative Disclosures about Market   18
                   Risks

PART II.           OTHER INFORMATION                                       19
-------

SIGNATURE                                                                  20

Forward-Looking Statements

         Paracelsus Healthcare Corporation ("PHC") and its subsidiaries, collectively, are herein referred to as the "Company." Certain statements in this Form 10-Q are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

         Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

o Competition and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;
o Existing   government   regulations  and  changes  in  legislative
  proposals for healthcare reform, including changes in Medicare and
  Medicaid reimbursement levels;
o The ability to enter into managed care provider arrangements on acceptable terms;
o Liabilities and other claims asserted  against the Company;
o The loss of any significant customer, including but not limited to managed care contracts;
o The ability to attract and retain qualified personnel,  including physicians;
o The Company's  ability to develop and consummate an acceptable and
  sustainable  alternative  financial  structure,   considering  the
  Company's liquidity and limited financial resources;
o The likelihood that PHC will file for protection under Chapter 11 of the Federal Bankruptcy Code or the possibility that its creditors could file an involuntary petition seeking to place PHC in bankruptcy.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

                        PARACELSUS HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ($ in 000's)

                                                    June 30,             December 31,
                                                      2000                  1999
                                               ----------------     --------------------
                                                  (Unaudited)              (Note 1)
Assets
Current assets:

    Cash and cash equivalents.   .............     $     14,872          $    22,723
    Restricted cash...........................           12,513               12,991
    Accounts receivable, net..................           63,636               30,796
    Supplies............................................  8,873                8,655
    Income taxes receivable..........................     6,321                6,152
    Other current assets.............................    19,953               14,212
                                                      ---------           ----------
        Total current assets......................      126,168               95,529

Property and equipment............................      342,093              339,528
Less: Accumulated depreciation and amortization...     (124,245)            (113,052)
                                                     ----------           ----------
                                                        217,848              226,476

Goodwill...........................................      86,368               87,684
Other assets.......................................      27,046               27,369
                                                     ----------           ----------
        Total assets...............................$    457,430         $    437,058
                                                     ==========           ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

    Accounts payable.............................  $     29,354         $     35,563
    Accrued interest payable.....................        29,951               12,598
    Accrued liabilities and other................        16,388               20,426
    Long-term debt in default classified as
        current (Note 2).       ..............          335,270              335,445
    Long-term debt due within one year........              495                  654
                                                     ----------           ----------
        Total current liabilities..............         411,458              404,686

Long-term debt (Note 3).......................           39,692                3,685
Other long-term liabilities...................           18,750               23,490
Stockholders' equity (deficit):
    Common stock..............................          216,045              215,761
    Additional paid-in capital................           11,821               12,105
    Accumulated deficit.......................         (240,336)            (222,669)
                                                     ----------           ----------
        Total stockholders' equity (deficit) ..         (12,470)               5,197
                                                      ---------           ----------
Total Liabilities and Stockholders' Equity
    (Deficit).            ......................     $  457,430           $  437,058
                                                       ========           ==========

                           See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        ($ in 000's, except per share data)
                                   (Unaudited)

                                        Three Months Ended                 Six Months Ended
                                             June 30,                          June 30,
                                 ---------------------------------- -------------------------------
                                      2000              1999              2000             1999
                                 ---------------- ----------------- ---------------- --------------

Net revenue                        $   91,039        $  143,267        $  186,123       $  294,211

Costs and expenses:
  Salaries and benefits                39,371            58,135            80,071          117,100
  Other operating expenses             35,232            56,939            71,391          115,024
  Provision for bad debts               5,626             9,087            12,584           21,485
  Interest                             10,215            13,079            19,225           26,183
  Depreciation and amortization         7,951             9,970            16,164           19,785
  Restructuring costs (Note 4)          1,808                 -             4,355                -
  Unusual items                             -             6,545                 -            7,668
  Loss on sale of facilities                -             2,387                 -            2,387
                                   ----------        ----------        ----------       ----------
        Total costs and expenses      100,203           156,142           203,790          309,632
                                   ----------        ----------        ----------       ----------

Loss before minority interests
  and income taxes                     (9,164)          (12,875)          (17,667)         (15,421)
Minority interests                          -                58                 -              121
                                   ----------        ----------        ----------       ----------
Loss before income taxes               (9,164)          (12,817)          (17,667)         (15,300)
Income tax benefit                          -            (5,208)                -           (6,105)
                                   -------------     ----------        ----------       ----------
Net loss                          $    (9,164)      $    (7,609)     $    (17,667)     $    (9,195)
                                   ==========        ==========        ==========       ==========

Net loss per share - basic
  and assuming dilution           $     (0.16)      $     (0.14)    $       (0.30)     $     (0.17)
                                   ==========        ===========       ===========      ==========

                                       See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 ($ in 000's)
                                 (Unaudited)

                                                                Six Months Ended
                                                                   June 30,

                                                       --------------------------------------
                                                              2000                1999
                                                       ------------------  ------------------



 Cash Flows from Operating Activities:
 Net loss                                                   $    (17,667)       $    (9,195)
 Non-cash expenses and changes in operating assets
    and liabilities                                               12,040             18,729
                                                             -----------         ----------
 Net cash provided by (used in) operating activities             (5,627)              9,534
                                                             -----------         ----------

 Cash Flows from Investing Activities:

 Proceeds from sale of facilities, net of expenses                    -               1,925
 Additions to property and equipment, net                        (2,736)            (14,644)
 (Increase) decrease in other assets, net                        (1,036)              1,923
                                                             ----------          ----------
 Net cash used in investing activities                           (3,772)            (10,796)
                                                             ----------          ----------

 Cash Flows from Financing Activities:

 Borrowings under revolving credit facility                      36,000              17,000
 Repayments under revolving credit facility                           -             (11,420)
 Termination of obligations under the commercial
     paper financing program                                    (32,000)                  -
 Repayments of debt, net                                           (327)             (3,898)
 Deferred financing costs                                        (2,125)                  -
                                                             ----------          ----------
 Net cash provided by financing activities                        1,548               1,682
                                                             ----------          ----------

 Increase (decrease) in cash and cash equivalents                (7,851)                420
 Cash and cash equivalents at beginning of period                22,723              11,944
                                                             ----------          ----------
 Cash and cash equivalents at end of period                  $    14,872         $   12,364
                                                             ==========          ==========

 Supplemental Cash Flow Information:
    Interest paid                                            $     1,006         $   26,542
    Income taxes (refunded) paid                             $       715         $      (26)

 Noncash Investing Activities:
    Notes receivable from sale of hospitals                  $         -         $    6,169
    Capital lease obligations                                $         -         $    1,124

                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  June 30, 2000

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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Form 10-K.

         The Company incurred operating losses in the three and six months ended June 30, 2000 and the year ended December 31, 1999, and had a working capital deficit at June 30, 2000 and December 31, 1999. These matters and certain liquidity issues described in Note 2 have raised substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties discussed herein.

Earnings Per Share - The following table sets forth the computation of basic and diluted net loss per share (dollars in thousands, except per share amounts).

                                      Three Months Ended June 30,         Six Months Ended June 30,
                                  ------------------------------     ------------------------------
                                        2000             1999              2000             1999
                                  -------------    -------------     -------------    -------------
Numerator (a):
   Loss before extraordinary charge    $ (9,164)       $ (7,609)         $(17,667)        $ (9,195)
                                       ========         ========          ========         =======

Denominator:
  Weighted average shares used for
    basic earnings per share             58,350          55,118              58,343         55,118
   Effect of dilutive securities:
     Employee stock options                   -               -                   -              -
                                       --------         -------            --------         ------
   Dilutive potential common shares           -               -                   -              -
                                       --------         -------            --------         ------
   Shares used for diluted earnings
     per share                           58,350          55,118              58,343         55,118
                                       ========          ======              ======         ======

Loss before extraordinary charge
  per share:
    Basic                              $  (0.16)       $  (0.14)         $   (0.30)       $  (0.17)
                                       ========        ========          =========        =========
   Diluted                             $  (0.16)        $  (0.14)         $   (0.30)       $ (0.17)
                                       ========        ========          =========        =========

------------------

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

         Options to purchase 1.5 million shares of the Company's common stock at a weighted average exercise price of $3.57 per share and warrants to purchase 414,906 shares at a weighted average exercise price of $9.00 per share were outstanding during the six months ended June 30, 2000, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Comprehensive Loss - Comprehensive loss for the three and six months ended June 30, 2000 of $9.4 million and $18.0 million, respectively, included $284,000 of deferred compensation costs related to the issuance of restricted stock grants under an employment agreement. Comprehensive loss for the three and six months ended June 30, 1999 equaled reported net loss for each of the respective period.

Restricted Cash - The Company had restricted cash of $12.5 million and $13.0 million at June 30, 2000 and December 31, 1999, respectively, as collateral for outstanding letters of credit and other commitments.

NOTE 2 . ISSUES AFFECTING LIQUIDITY

         As previously reported in the Company's 1999 Form 10-K, on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes (the "Notes") due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. Additionally, the Company does not expect to make the $16.3 million interest payment due on the Notes on August 15, 2000.

         The Company is working with the holders of the majority of the Notes to develop a financial restructuring plan. Considering the Company's limited financial resources, there can be no assurance that the Company and the Note holders will succeed in formulating an acceptable alternative capital structure, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Based upon the most recent discussions with the Note holders, the Company believes it is likely that a restructuring plan (the "Plan") will be implemented in the near future through a voluntary filing of bankruptcy under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code"). The bankruptcy filing will be limited to PHC and will not, as presently contemplated, include any of PHC's subsidiaries (except for PHC Finance, Inc, as discussed below). The Plan will likely result in a substantial dilution of the ownership interest of the existing holders of PHC's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of PHC rather than liquidation under Chapter
7 of the Bankruptcy Code. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for payment in full of all claims of PHC's creditors and/or for any distribution to the holders of PHC's common stock.

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

         Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's condensed consolidated balance sheet at June 30, 2000, which has resulted in a working capital deficit of $285.3 million.

NOTE 3 . LONG TERM DEBT

         On May 16, 2000, the Company entered into a new credit agreement with a lending group, which provides a $62.0 million revolving credit and letter of credit guaranty facility (the "Credit Facility"), expiring May 15, 2003. The
Credit Facility was used to refinance obligations outstanding under the Company's prior off balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is secured by all of the Company's eligible patient receivables and certain other assets of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to hospitals' eligible receivables and certain operating measurements, as defined. The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the Credit Facility. The Company also is subject to certain default provisions and a covenant on certain minimum levels of cash generated from operations.

         The termination of the off-balance-sheet commercial paper program effectively resulted in the Company's reacquisition of $32.0 million in accounts receivable previously sold to an unaffiliated trust on a non-recourse basis, which was financed with borrowings under the Credit Facility. Consequently, the accompanying balance sheet as of June 30, 2000 reflects offsetting increases in accounts receivable and long-term debt. As of June 30, 2000, the Company had $36.0 million in outstanding borrowings under the Credit Facility and $12.3 million in outstanding letters of credit, which are fully secured by cash collateral held by the lenders. The Company recorded deferred financing costs of $2.1 million in connection with the Credit Facility as of June 30, 2000.

NOTE  4 . RESTRUCTURING COSTS AND UNUSUAL CHARGES

         In the six months ended June 30, 2000, the Company recorded approximately $4.4 million of restructuring costs for professional fees incurred in connection with its efforts to restructure the Notes. In the six months ended June 30, 1999, the Company recorded unusual items of $7.7 million, which included a $2.2 million net charge associated with an executive agreement with certain former senior executives and a $5.5 million corporate restructuring charge.

NOTE 5 . INCOME TAXES

         During the fourth quarter of 1999, the Company recorded a deferred tax valuation allowance aggregating $26.8 million to reserve the full amount of the Company's net deferred tax assets at December 31, 1999, due to the issues affecting liquidity and related uncertainties discussed in Note 2, which, if unfavorably resolved, would adversely affect the Company's future operations. The Company recorded no income tax benefit in the three and six months ended June 30, 2000, as the result of recording an additional valuation allowance of $3.6 million and $6.8 million, respectively, to reserve all net deferred tax assets generated during the respective periods. The deferred tax valuation allowance as of June 30, 2000 totaled $81.9 million.

NOTE 6 . OPERATING SEGMENTS

         There has been no material change in the Company's reportable segments as previously reported in the Company's 1999 Form 10-K. "Same Hospitals," as a reportable segment, consist of acute care hospitals currently owned and operated by the Company. "All Other" is comprised of closed/sold facilities and overhead costs. Selected segment information for the three and six months ended June 30, 2000 and 1999, were as follows:

                                                                 Three Months ended
                                                                   June 30, 2000
                                                      ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                      ------------    ---------    ---------
          Net revenue.................................   $ 90,400     $    639     $  91,039
          Adjusted EBITDA (a)..........................  $ 13,602     $ (2,792)    $  10,810


                                                                  Three Months ended
                                                                    June 30, 1999
                                                      ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                      ------------   ----------    ---------
          Net revenue..................................  $ 90,700    $  52,567     $ 143,267
          Adjusted EBITDA (a)..........................  $ 16,384    $   2,780     $  19,164
















                                                                    Six Months ended
                                                                     June 30, 2000

                                                      ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                      ------------   ----------    ---------
          Net revenue.................................   $ 184,557   $   1,566     $ 186,123
          Adjusted EBITDA (a).......................... $   27,420   $  (5,343)    $  22,077


                                                                    Six Months ended
                                                                     June 30, 1999
                                                      ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                      ------------   ----------    ---------
          Net revenue..................................  $ 186,604   $ 107,607     $ 294,211
          Adjusted EBITDA (a)..........................  $ 33,399    $   7,324      $ 40,723

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

NOTE 7. CONTINGENCIES

           The Company has been involved in discussions with the Federal government regarding a review of pneumonia claims filed with the Medicare program by the Company's Jamestown, Tennessee facility for years 1992-1997. As a result of this review, the Federal government has asserted that such filings contained coding errors that allegedly resulted in an estimated overpayment of up to $1.3 million by the Medicare program. Furthermore, in such cases the Federal government has the ability to seek treble damages under the False Claims Act. The Company and the Federal government have conducted independent reviews and have entered into settlement discussions to resolve this matter. Based on the results of the Company's independent review, the Company has accrued $480,000 for potential settlement costs associated with this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company incurred operating losses in the three and six months ended June 30, 2000 and the year ended December 31, 1999, and had a working capital deficit at June 30, 2000 and December 31, 1999. These matters and certain liquidity issues described below have raised substantial doubt as to the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties discussed herein.

ISSUES AFFECTING LIQUIDITY

         As previously reported in the Company's 1999 Form 10-K on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Notes, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. Additionally, the Company does not expect to make the $16.3 million interest payment due on the Notes on August 15, 2000.

         The Company is working with the holders of the majority of the Notes to develop a financial restructuring plan. Considering the Company's limited financial resources, there can be no assurance that the Company and the Note holders will succeed in formulating an acceptable alternative capital structure, in which case the Note holders are entitled, at their discretion, to accelerate all principal and interest due on the Notes. Based upon the most recent discussions with the Note holders, the Company believes it is likely that a restructuring plan will be implemented in the near future through a voluntary filing of bankruptcy under Chapter 11 of the Bankruptcy Code. The bankruptcy filing will be limited to PHC and will not, as presently contemplated, include any of PHC's subsidiaries (except for PHC Finance, Inc, as discussed below). The Plan will likely result in a substantial dilution of the ownership interest of the existing holders of PHC's common stock. There can be no assurance that a bankruptcy proceeding would result in a reorganization of PHC rather than liquidation under Chapter 7 of the Bankruptcy Code. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be insufficient cash or property available for payment in full of all claims of PHC's creditors and/or for any distribution to the holders of PHC's common stock.

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

         Given the Company's default on the Notes and the uncertainty surrounding the ultimate resolution of the Company's negotiations with its Note holders, the principal amount of the Notes and certain other debt obligations have been presented as current liabilities in the Company's condensed consolidated balance sheet at June 30, 2000, which has resulted in a working capital deficit of $285.3 million.

         On May 16, 2000, the Company entered into a new credit agreement with a lending group, which provides a $62.0 million revolving credit and letter of credit guaranty facility expiring May 15, 2003. The Credit Facility was used to refinance obligations outstanding under the Company's prior off balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is secured by all of the Company's eligible patient receivables and certain other assets of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to hospitals' eligible receivables and certain operating measurements, as defined. The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the Credit Facility. The Company is also subject to certain default provisions and a covenant on certain minimum levels of cash generated from operations.

         As of June 30, 2000, the Company had $36.0 million in outstanding borrowings under the Credit Facility and $12.3 million in outstanding letters of credit, which are fully secured by cash collateral held by the lenders. As of August 14, 2000, the Company had $4.5 million in available borrowing capacity under the Credit Facility, subject to limitations of eligible receivables, EBITDA performance of certain subsidiaries and limitation on advances to non-borrower affiliates.

RESULTS OF OPERATIONS

         On August 1, 2000, the Health Care Financing Administration adopted a prospective payment system ("PPS") for outpatient hospital services. PPS is a fixed payment system in which outpatient services are classified into Ambulatory Payment Classifications ("APCs") without considering a specific hospital's costs. A hospital is reimbursed a fixed payment amount for each Medicare patient by APC. Generally, under PPS, if the costs of meeting the health care needs of the patient are greater than the predetermined payment rate, the hospital must absorb the loss. Revenue associated with APC related services is not material relative to the Company's total net revenue. Consequently, the Company does not expect the adoption of PPS for outpatient services to have a material impact on its results of operations or liquidity.

         The comparison of operating results to prior years is difficult given the number of divestitures in 1999. "Same Hospitals" as used in the following discussion consist of acute care hospitals owned throughout both periods for which comparative operating results are presented.

Results of Operations - Three Months ended June 30, 2000
compared with Three Months ended June 30, 1999

         Net revenue for the three months ended June 30, 2000, was $91.0 million, a decrease of $52.3 million, or 36.5%, from $143.3 million for the same period in 1999. The decrease in net revenue was directly related to the sale of nine hospitals included in the results of operations for the 1999 quarter.

         Net revenue at Same Hospitals for the three months ended June 30, 2000 was $90.4 million compared to $90.7 million in 1999. Net revenue for the quarter reflects the continuing shift in payor mix from the traditional Medicare, Medicaid and indemnity plans to managed care, from which the Company generally receives lower reimbursements, and a decline in patient volumes primarily at the Company's Richmond, Virginia hospital, as more fully discussed below. The impact of increased managed care patients on net revenue was partially mitigated in the current period by an overall rate increase.

         For the three months ended June 30, 2000, the Company's Same Hospitals reported inpatient admissions of 9,398 as compared to 9,422 in 1999. Same Hospitals patient days decreased 2.8% from 46,665 in 1999 to 45,371 in 2000. The decrease in admissions was due primarily to the departure of several physicians at the Richmond, Virginia facility as the result of a revision to the hospital's medical staff bylaws. Excluding home health visits, outpatient visits increased 5.7% from 75,209 in 1999 to 79,472 in 2000. Outpatient visits at eight of the Company's hospitals outpaced prior year as the result of increased services and physicians in many of these markets and due to the industry trend of increased outpatient utilization. Same Hospitals home health visits decreased 5.8% from 67,163 in 1999 to 63,259 in 2000 due largely to the cancellation of certain home health contracts at the Richmond facility. Excluding the Richmond facility, admissions, outpatient visits (excluding home health) and home health visits increased 0.4%, 9.3% and 0.7%, respectively, although patient days decreased by 2.5%. The decline in patient days resulted from the Company's effectiveness in reducing the average length of stay per admission by 2.9% from 4.75 days in 1999 to 4.61 days in 2000.

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $44.0 million from $124.2 million in the three months ended June 30, 1999 to $80.2 million in 2000 due primarily to sold facilities. Excluding sold facilities, operating expenses at Same Hospitals increased by approximately $2.5 million primarily due to (i) a $1.1 million increase in salaries and benefits due to tight labor markets for nurses and other personnel at several facilities, which resulted in increases in both pay rates and the use of overtime and contract labor and (ii) an increase of $1.2 million in other operating costs primarily from higher supply costs associated with volume related increases at certain facilities and increased pharmaceutical cost.

         Operating expenses, expressed as a percentage of net revenue, were 88.1% and 86.7% in 2000 and 1999, respectively. Operating expenses at Same Hospitals increased to 85.0% of net revenue in 2000 from 82.0% in 1999, and operating margins decreased to 15.0% from 18.0%, respectively. The reduction in operating margins resulted from higher operating costs as previously discussed.

         Interest expense decreased $2.9 million from $13.1 million in the three months ended June 30, 1999 to $10.2 million in 2000, due primarily to a decrease in the average borrowings outstanding, partially offset by higher average rate of interest in the current period, which reflected, in part, additional interest on the defaulted interest payment due February 15, 2000 on the Notes. The weighted average interest rates on borrowings were 11.4% and 9.6% in 2000 and 1999, respectively.

         Depreciation and amortization expense decreased $2.0 million from $10.0 million in the three months ended June 30, 1999 to $8.0 million for the same period in 2000 primarily due to the sale of nine hospitals included in the results of operations for the 1999 quarter, partially offset by an increase from additions to property and equipment.

         Loss before income taxes was $9.2 million for the three months ended June 30, 2000, and included restructuring costs of approximately $1.8 million for professional fees incurred in connection with the Company's efforts to restructure the Notes. Loss before income taxes was $12.8 million for the three months ended June 30, 1999 and included (i) unusual charges of $6.5 million, which consisted of a $5.5 million corporate restructuring charge and a $1.0 million charge associated with an executive agreement and (ii) loss on sale of hospitals of $2.4 million.

         The Company recorded no income tax benefit in the three months ended June 30, 2000 as the result of recording an additional valuation allowance to reserve all net deferred tax assets generated during the current quarter. The Company recognized an income tax benefit of $5.2 million in 1999.

         Net loss for the three months ended June 30, 2000 was $9.2 million, or $0.16 per diluted share, compared to $7.6 million, or $0.14 per diluted share, for the same period of 1999. Weighted average common and common equivalent shares outstanding increased to 58.4 million in 2000 from 55.1 million in 1999 due to the issuance of common stock in connection with the settlement of litigation in September 1999 and an employment agreement in March 2000.

Results of Operations - Six Months ended June 30, 2000
compared with Six Months ended June 30, 1999

         Net revenue for the six months ended June 30, 2000, was $186.1 million, a decrease of $108.2 million, or 36.7%, from $294.2 million for the same period in 1999. The decline in net revenue is largely due to the sale of ten hospitals in 1999.

         Net revenue at Same Hospitals for the six months ended June 30, 2000 was $184.6 million compared to $186.6 million in 1999, a decrease of $2.0 million, or 1.1%. The decline in net revenue was due in part to the aforementioned shift in payor mix from the traditional Medicare, Medicaid and indemnity plans to managed care and to a decline in patient volumes primarily at the Company's Richmond, Virginia facility, as more fully discussed below.

         Same Hospitals experienced a 0.7% decrease in inpatient admissions from 19,727 in the six months ended June 30, 1999 to 19,593 in the comparable period in 2000. Same Hospital patient days decreased 3.6% from 99,489 in 1999 to 95,880 in 2000. As previously discussed, the decrease in admissions was primarily related to the departure of several physicians at the Richmond, Virginia facility. Excluding home health visits, Same Hospital outpatient visits increased 4.6% from 152,055 in 1999 to 159,057 in 2000 as the result of increased services and physicians in many of these markets and due to the industry trend of increased outpatient utilization. Home health visits in Same Hospitals decreased 10.3% from 141,515 in 1999 to 126,904 in 2000 largely due to the cancellation of certain home health contracts at the Richmond facility and a general slow down of home health operations in other markets. Excluding the Richmond facility, admissions and outpatient visits (excluding home health) increased 0.4% and 8.1%, respectively, while patient days and home health visits declined by 2.1% and 0.8%, respectively. The decline in patient days resulted from the Company's effectiveness in reducing the average length of stay per admission by 3.0% from 5.04 days in 1999 to 4.89 days in 2000.

         Operating expenses, expressed as a percentage of net revenue, were 88.1% and 86.2%, respectively, for the six months ended June 30, 2000 and 1999, respectively. Operating expenses decreased $89.6 million from $253.6 million in the six months ended June 30, 1999 to $164.0 million in 2000 due to reductions from sold facilities. Operating margins were 11.9% and 13.8% in 2000 and 1999, respectively.

         Operating expenses at Same Hospitals increased by approximately $3.9 million from (i) a $3.2 million increase in salaries and benefits as a result of generally tight labor markets, as discussed above and (ii) an increase of $1.8 million in other operating costs primarily from higher supply costs associated with volume related increases at certain facilities and with increased pharmaceutical cost. These increases were offset by a $1.1 million decrease in bad debt expense due, in part, to the Company's initiatives to strengthen its hospital business office operations, which have resulted in improved collections, as well as (i) the Company's efforts to more timely identify and segregate charity care and (ii) improvements in the Company's ability to estimate amounts due from managed care payors as a result of new information systems implemented in the latter part of 1999. The latter two initiatives have resulted in more accurate estimates of net revenue at the time services are provided. Additionally, 1999 bad debt expense was unfavorably impacted by collection issues arising from information system conversions and personnel turnover at several facilities.

         Operating expenses at Same Hospitals increased from 82.1% of net revenue in 1999 to 85.1% in 2000, and operating margins decreased from 17.9% to 14.9%, respectively. The decline in operating margins reflected higher operating costs and lower net revenue in the current period as a result of the factors discussed above.

         Interest expense decreased $7.0 million from $26.2 million in the six months ended June 30, 1999 to $19.2 million in 2000, primarily due to a reduction in the average borrowings outstanding, partially offset by an increase in the average rate of interest in the current period, which reflected, in part, additional interest on the defaulted interest payment due February 15, 2000 on the Notes. The weighted average interest rate on borrowings were 10.9% and 9.7% in 2000 and 1999, respectively.

         Depreciation and amortization expense decreased $3.6 million from $19.8 million in the six months ended June 30, 1999 to $16.2 million for the same period in 2000 primarily due to the sale of ten hospitals in 1999, partially offset by an increase from additions to property and equipment.

         Loss before income taxes was $17.7 million for the six months ended June 30, 2000 and included restructuring costs of $4.4 million for professional fees incurred in connection with the Company's efforts to restructure the Notes. Loss before income taxes for the six months ended June 30, 1999 was $15.3 million and included (i) unusual charges of $7.7 million, which consisted of a $5.5 million corporate restructuring charge and a $2.2 million charge associated with an executive agreement and (ii) a loss on sale of facilities of $2.4 million.

         The Company recorded no income tax benefit in the six months ended June 30, 2000 as the result of recording an additional valuation allowance to reserve all net deferred tax assets generated during the current period. The Company recorded income tax benefit of $6.1 million in the six months ended June 30, 1999.

         Net loss for the six months ended June 30, 2000 was $17.7 million, or $0.30 per diluted share, compared to net loss of $9.2 million, or $0.17 per diluted share, for the same period of 1999. Weighted average common and common equivalent shares outstanding were 58.3 million and 55.1 million in 2000 and 1999, respectively. The increase in weighted average common and common equivalent shares outstanding resulted from the issuance of common stock in connection with the settlement of litigation in September 1999 and an employment agreement in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The  introductory  information  to this  Item as set  forth in  "Issues
Affecting   Liquidity"   discusses  important  issues  affecting  the  Company's
liquidity and capital resources.

         Net cash used in operating activities was $5.6 million in the six months ended June 30, 2000, compared to net cash provided by operations of $9.5 million for the same period of 1999. Cash from operating activities decreased due to payments of (i) $7.1 million to Medicare/ Medicaid third-party intermediaries, (ii) $4.4 million for professional fees related to the Note restructuring activities, (iii) $1.0 million for the working capital settlement on the Utah hospitals sold in 1999, (iv) $850,000 of cash collateral on certain letter of credit commitments, and (v) $715,000 for federal income taxes. Net cash used in investing activities was $3.8 million during 2000 compared to $10.8 million during 1999, and reflected primarily a decrease in capital expenditures of $8.2 million made at the ten hospitals sold in 1999. Net cash provided by financing activities during 2000 was $1.5 million, which reflected total borrowings of $36.0 million under the Credit Facility, offset by (i) the termination of $32.0 million of obligations under the off-balance-sheet commercial paper program and (ii) the payment of $2.1 million in loan costs on the Credit Facility.

         In connection with its efforts to restructure the Notes, the Company paid approximately $4.4 million of professional fees in the six months ended June 30, 2000. The Company expects that future restructuring costs will be paid as incurred from internally generated cash from operations and existing cash balances.

         The Company anticipates that internally generated cash from operations, existing cash balances and borrowings under the Credit Facility will be sufficient to fund the hospitals' routine capital expenditures and working capital requirements through 2000.

         The Company is in a highly leveraged financial position. The Company's liquidity and its ability to continue as a going concern are dependent upon, among other things, its ability to (i) successfully negotiate and consummate a plan to restructure its capital structure, (ii) achieve profitable operations after the restructuring and (iii) generate sufficient cash from operations to meet its obligations.

LITIGATION

         The  Company  has  been  involved  in  discussions   with  the  Federal
government regarding a review of pneumonia claims filed with the Medicare program by the Company's Jamestown, Tennessee facility for years 1992-1997. As a result of this review, the Federal government has asserted that such filings contained coding errors that allegedly resulted in an estimated overpayment of up to $1.3 million by the Medicare program. Furthermore, in such cases the Federal government has the ability to seek treble damages under the False Claims Act. The Company and the Federal government have conducted independent reviews and have entered into settlement discussions to resolve this matter. Based on the results of the Company's independent review, the Company has accrued $480,000 for potential settlement costs associated with this matter.

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

        With respect to the Company's interest-bearing liabilities, borrowings of $36.0 million under the Credit Facility at June 30, 2000 are subject to variable rates of interest and are affected by the general level of U.S. interest rates. The Company's variable rate debt bears interest at prime plus 1.5% or LIBOR plus 3.75%. Based on a hypothetical 1% increase in interest rates, the potential annualized impact on future pretax earnings would be approximately $360,000.

         All other debt obligations of the Company have fixed interest rates ranging from 6.51% to 10.5% and accordingly have no earnings exposure to changes in interest rates.

PART II.            OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

         There  have  been  no  other   material   developments   in  the  legal
proceedings.

ITEM 2.             CHANGE IN SECURITIES

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

         As previously reported in the Company's 1999 Form 10-K, on February 15, 2000, the Company did not make the interest payment of approximately $16.3 million due on the Company's $325.0 million 10% Senior Subordinated Notes due 2006, which upon the expiration of a 30-day grace period on March 16, 2000, constituted an event of default under the Note indenture. Additionally, the Company does not expect to make the $16.3 million interest payment due on the Notes on August 15, 2000. The Company is currently engaged in negotiations with the majority of the Note holders to develop a financial restructuring plan.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

         On May 23, 2000, the New York Stock Exchange (the "Exchange") informed the Company that a decision had been made to suspend further trading of the Company's common stock and that it planned to apply to the Securities and Exchange Commission (the "SEC") to delist the issue. Among the reasons cited by the Exchange were an abnormally low trading price and that the Company had fallen below certain of the Exchange's continued listing criteria.

         As a consequence thereof, the Company pursued alternative public trading markets for its stock and on June 5, 2000, the Company's common stock began trading on the National Association of Brokers Dealers Over the Counter Bulletin Board Service under ticker symbol "PLHC."

         On July 13, 2000, the SEC granted the application of the Exchange for removal of the Company's common stock from listing and registration on the Exchange under the Securities Act of 1934. The removal from listing and registration was effective on July 14, 2000.

ITEM 6.             EXHIBIT AND REPORTS ON FORM 8-K

(a)                 Exhibit

10.84 $62,000,000 Credit Agreement dated May 16, 2000 among certain Paracelsus subsidiaries and the CIT Group/ Business Credit, Inc., Heller Healthcare Finance, Inc., and other lenders.

27        Financial Data Schedule.

(b)                 Reports on Form 8-K

         The Company filed on May 17, 2000, a Current Report on Form 8-K, reporting pursuant to Item 5, that it had consummated a $62,000,000 subsidiary level financing facility.

         The Company filed on May 24, 2000, a Current Report on Form 8-K, reporting pursuant to Item 5, to report of the Exchange's decision to suspend and to apply to delist the Company's common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Paracelsus Healthcare Corporation
                                                          (Registrant)

                                                   /s/ LAWRENCE A. HUMPHREY
Dated: August 14, 2000                                 --------------------
                                                       Lawrence A. Humphrey
                                                    Executive Vice President &
                                                     Chief Financial Officer