Form 10-Q
period 2000-09-30
PARACELSUS HEALTHCARE CORP
filed 2000-11-14
CIK 758722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                  Yes[X] No[ ]

As of November 13, 2000, there were outstanding 59,143,721 shares of the Registrant's Common Stock, no stated value.

================================================================================

                        PARACELSUS HEALTHCARE CORPORATION

                              Debtor-in-Possession

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2000

                                      INDEX


                                                                                               Page Reference
                                                                                                  Form 10-Q

Forward-Looking Statements                                                                             3
--------------------------

PART I.                  FINANCIAL INFORMATION
------

       Item 1.           Financial Statements-- (Unaudited)

                         Condensed Consolidated Balance Sheets--
                           September 30, 2000 and December 31, 1999                                    4

                         Consolidated Statements of Operations--
                           Three and Nine Months ended September 30, 2000
                            and 1999                                                                   5

                         Condensed Consolidated Statements of Cash Flows--
                           Nine Months ended September 30, 2000 and 1999                               6

                         Notes to Interim Condensed Consolidated
                           Financial Statements                                                        7

       Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        14

       Item 3.           Quantitative and Qualitative Disclosures about Market
                           Risks                                                                      22

PART II.                 OTHER INFORMATION
-------

       Item 1.           Legal Proceedings                                                            22

       Item 2.           Change in Securities                                                         24

       Item 3.           Default upon Senior Securities                                               25

SIGNATURE                                                                                             26


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

         Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

o Uncertainties related to PHC's voluntary petition under Chapter 11 of the Bankruptcy Code including, but not limited to, (i) the Company's ability to consummate, in substantial terms, the Plan of Reorganization, as proposed, (ii) actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding and (iii) the possibility of delays in the
              confirmation   and/or   the   effective   date  of  the   Plan  of
              Reorganization;
o The Company's inability to access capital markets given the Company's current financial condition;
o The Company's senior management may be required to dedicate an excessive amount of time and effort dealing with the Company's financial condition with less time focusing directly on the operations of its businesses;
o The Company may be unable to retain top management and other key personnel, including physicians;
o Competition, including the potential impact of a new competing hospital opened in November 2000 in the Fargo, North Dakota market, and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;
o             Existing   government   regulations  and  changes  in  legislative
              proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;
o The ability to enter into managed care provider arrangements on acceptable terms;
o             Liabilities and other claims asserted  against the Company;
o The loss of any significant customer, including but not limited to managed care contracts;
o The Company's ability to comply with the terms of the subsidiary level credit facility;
o The Company's ability to achieve profitable operations after the confirmation of the Plan of Reorganization; and
o The Company's ability to generate sufficient cash from operations to meet its obligations.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                        PARACELSUS HEALTHCARE CORPORATION

                              Debtor-in-Possession

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ($ in 000's)


                                                                                September 30,           December 31,
                                                                                     2000                   1999
                                                                             --------------------    --------------------
                                                                                (Unaudited)                (Note 1)
Assets
Current assets:

    Cash and cash equivalents..............................................  $     14,632            $     22,723
    Restricted cash........................................................         8,679                  12,991
    Accounts receivable, net...............................................        66,918                  30,796
    Supplies...............................................................         8,351                   8,655
    Income taxes receivable................................................         6,321                   6,152
    Other current assets...................................................        16,360                  14,212
                                                                                ---------              ----------
        Total current assets...............................................       121,261                  95,529

Property and equipment.....................................................       342,076                 339,528
Less: Accumulated depreciation and amortization............................      (126,625)               (113,052)
                                                                               ----------              ----------
                                                                                  215,451                 226,476

Goodwill...................................................................        85,055                  87,684
Other assets...............................................................        29,188                  27,369
                                                                               ----------              ----------
        Total assets.......................................................  $    450,955            $    437,058
                                                                               ==========              ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

    Accounts payable.......................................................  $     30,114            $     35,563
    Accrued interest payable (Note 2)......................................           411                  12,598
    Accrued liabilities and other..........................................        17,826                  20,426
    Long-term debt in default classified as current (Note 2)...............         3,085                 335,445
    Long-term debt due within one year.....................................           485                     654
                                                                               ----------              ----------
        Total current liabilities..........................................        51,921                 404,686

Long-term debt (Note 3)....................................................        37,618                   3,685
Liabilities subject to compromise (Note 2).................................       373,597                    -
Other long-term liabilities................................................        11,719                  23,490
Stockholders' equity (deficit):
    Common stock...........................................................       216,047                 215,761
    Additional paid-in capital.............................................        11,874                  12,105
    Accumulated deficit....................................................      (251,821)               (222,669)
                                                                               ----------              ----------
        Total stockholders' equity (deficit)...............................       (23,900)                  5,197
                                                                               ----------              ----------
Total Liabilities and Stockholders' Equity (Deficit).......................  $    450,955              $  437,058
                                                                               ==========              ==========

                                               See accompanying notes.


                        PARACELSUS HEALTHCARE CORPORATION

                              Debtor-in-Possession

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        ($ in 000's, except per share data)
                                   (Unaudited)


                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                              ----------------------------------- ----------------------------------
                                                    2000              1999             2000              1999
                                              ----------------- ----------------- ---------------- -----------------
Net revenue...................................$.   93,207       $   138,161       $  279,330       $  432,372

Costs and expenses:
  Salaries and benefits.........................   40,643            56,038          120,714          173,138
  Other operating expenses......................   35,888            57,623          107,279          172,647
  Provision for bad debts.......................    9,851            11,051           22,435           32,536
  Interest (excludes contractual interest of
     $1.5 million on pre-petition debt
     obligations  in the three and nine
     months ended September 30, 2000)               8,742            13,588           27,967           39,771
  Depreciation and amortization.................    8,117            10,758           24,281           30,543
  Unusual items.................................     -               (5,465)            -               2,203
  Loss (gain) on sale of facilities.............     -               (2,273)            -                 114
                                                ---------         ----------      -----------    ------------
        Total costs and expenses................  103,241           141,320           302,676         450,952
                                                ---------         ----------      -----------    ------------

Loss before minority interests,
   reorganization costs, income taxes and
   discontinued operations......................  (10,034)           (3,159)          (23,346)        (18,580)
Minority interests..............................     -                  149              -                270
                                                ---------         ----------      -----------    ------------
Loss before reorganization costs, income taxes
   and  discontinued operations.................  (10,034)           (3,010)          (23,346)        (18,310)
Reorganization costs............................   (1,451)             -               (5,806)           -
                                               ----------        ----------      -----------    ------------
Loss before income taxes and  discontinued
   operations...................................  (11,485)           (3,010)          (29,152)        (18,310)
Provision (benefit) for income taxes............     -                  366              -             (5,739)
                                                ----------        ----------      -----------    ------------
Loss before discontinued operations               (11,485)           (3,376)          (29,152)        (12,571)
Loss on discontinued operations.................     -                 (601)             -               (601)
                                                ----------        ----------      -----------    ------------
Net loss......................................$.  (11,485)      $    (3,977)      $   (29,152)   $    (13,172)
                                                ==========        ==========      ===========    ============

Loss per share - basic and assuming dilution:

     Loss before discontinued operations......$.    (0.20)            (0.06)      $     (0.50)  $       (0.23)
     Loss on discontinued operations............      -               (0.01)              -             (0.01)
                                                ----------        ----------      -----------    ------------
     Loss per share...........................$.    (0.20)     $      (0.07)      $     (0.50)  $       (0.24)
                                                ==========        ==========      ===========    ============

                                                                          See accompanying notes.


                        PARACELSUS HEALTHCARE CORPORATION

                              Debtor-in-Possession

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in 000's)
                                (Unaudited)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                      --------------------------------------
                                                                            2000                1999
                                                                      ------------------  ------------------
 Cash Flows from Operating Activities:
 Net loss  ....................................................       $    (29,152)       $    (13,172)
 Non-cash expenses and changes in operating assets
    and liabilities............................................             34,909               1,662
                                                                      ------------         -----------
 Net cash provided by (used in) operating activities
    before reorganization costs................................              5,757             (11,510)
 Reorganization costs..........................................             (5,806)               -
                                                                      ------------         -----------
 Net cash used in operating activities.........................                (49)            (11,510)
                                                                      ------------         -----------
 Cash Flows from Investing Activities:
 Proceeds from sale of facilities, net of expenses.............               -                  2,025
 Additions to property and equipment, net......................             (5,833)            (24,034)
 (Increase) decrease in other assets, net......................             (1,446)              1,590
                                                                      ------------         -----------
 Net cash used in investing activities.........................             (7,279)            (20,419)
                                                                      ------------         -----------
 Cash Flows from Financing Activities:
 Borrowings under revolving credit facility....................             36,000              43,100
 Repayments under revolving credit facility....................             (2,000)            (13,430)
 Termination of obligations under the commercial
     paper financing program...................................            (32,000)               -
 Repayments of debt, net ......................................               (411)             (5,324)
 Deferred financing costs......................................             (2,352)               -
                                                                      ------------          ----------
 Net cash provided by (used in) financing activities...........               (763)             24,346
                                                                      ------------          ----------
 Decrease in cash and cash equivalents.........................             (8,091)             (7,583)
 Cash and cash equivalents at beginning of period..............             22,723              11,944
                                                                      ------------          ----------
 Cash and cash equivalents at end of period....................       $     14,632         $     4,361
                                                                      ============          ==========

 Supplemental Cash Flow Information:
    Interest paid..............................................       $      3,321        $     48,124
    Income taxes (refunded) paid...............................       $        715        $        (26)

 Noncash Investing Activities:
    Notes receivable from sale of hospitals....................       $       -           $      7,304
    Debt assumed by purchaser of hospitals.....................       $       -           $      2,952
    Capital lease obligations..................................       $       -           $      1,124

                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION

                              Debtor-in-Possession

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 2000

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

Basis of Presentation - On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Texas (Houston Division) (the "Bankruptcy Court") (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. Simultaneously with the commencement of its bankruptcy case, PHC filed a Plan of Reorganization (the "Plan") pursuant to which PHC proposes to effect its capital restructuring. During the Chapter 11 proceeding, PHC is operating as a debtor-in-possession under the authority of the Bankruptcy Code. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries. PHC's hospital subsidiaries did not file for bankruptcy protection and are expected to continue paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors.

         The Company's continuing operating losses and liquidity issues and PHC's Chapter 11 proceeding raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the subsidiary level credit facility, (ii) confirmation of the Plan under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         The condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The Plan and other actions during the Chapter 11 proceeding could change materially the amounts currently recorded in the consolidated financial statements.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Form 10-K. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Note 3, all such adjustments are of a normal and recurring nature.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings Per Share - The following table sets forth the computation of basic and diluted loss before discontinued operations per share (dollars in thousands, except per share amounts).

                                                        Three Months Ended September 30,     Nine months ended September 30,
                                                        --------------------------------     -------------------------------
                                                            2000             1999              2000             1999
                                                        ---------          --------          --------        ---------
Numerator (a):
   Loss before discontinued operations...............   $ (11,485)         $ (3,376)         $(29,152)        $(12,571)
                                                        =========          ========          ========         ========
Denominator:
  Weighted average shares used for basic earnings per
    share............................................      58,284            55,922            58,325           55,386
   Effect of dilutive securities:
     Employee stock options..........................        -                 -                 -                -
                                                        ---------          --------          --------        ---------
   Dilutive potential common shares..................        -                 -                 -                -
                                                        ---------          --------          --------        ---------
   Shares used for diluted earnings per share........      58,284            55,922            58,325           55,386
                                                        =========          ========          ========        =========

Loss before discontinued operations per share:
   Basic.............................................   $   (0.20)         $  (0.06)         $  (0.50)      $   (0.23)
                                                        =========          ========          ========       =========
   Diluted...........................................   $   (0.20)         $  (0.06)         $  (0.50)      $   (0.23)
                                                        =========          ========          ========       =========
----------------------


(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

         Options to purchase 1.7 million shares of the Company's common stock at a weighted average exercise price of $3.16 per share and warrants to purchase 414,690 shares at a weighted average exercise price of $9.00 per share were outstanding during the three and nine months ended September 30, 2000, but were not included in the computation of diluted EPS due to their anti-dilutive effect on reported loss before discontinued operations.

         See Note 2 for  additional  discussion  of common stock and warrants to
purchase   common   stock  to  be  issued  in   connection   with  the  Plan  of
Reorganization, which if confirmed and when effective, will result in significant dilution of the ownership interests of the existing holders of the Company's common stock.

Comprehensive Loss - Comprehensive loss for the three and nine months ended September 30, 2000 of $11.7 million and $29.4 million, respectively, included $231,000 of deferred compensation costs related to the issuance of restricted stock grants under an employment agreement. Comprehensive loss for the three and nine months ended September 30, 1999 equaled the net loss reported for each of the respective periods.

Restricted Cash - The Company had restricted cash of $8.7 million and $13.0 million at September 30, 2000 and December 31, 1999, respectively, as collateral for outstanding letters of credit and other commitments.

NOTE 2. PROCEEDING UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. Simultaneously with the commencement of its bankruptcy case, PHC filed the Plan of Reorganization pursuant to which PHC proposes to effect its capital restructuring. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries.

         PHC's hospital subsidiaries did not file for bankruptcy protection and are expected to continue paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors. A $62.0 million credit facility (see Note 3), secured at the subsidiary level, is not directly affected by PHC's bankruptcy filing. The Company expects cash on hand and cash generated from operations to be sufficient to meet the working capital and capital expenditure needs of the hospital subsidiaries during the restructuring process.

         PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden has severely impacted PHC's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make its interest payments of $33.5 million on the $325.0 million 10% Senior Subordinated Notes (the "Notes") due February 15 and August 15, 2000.

         PHC has been in negotiations with certain Note holders (the "Note Holders"). The Note Holders of the majority of the principal amount of the Notes support the main financial terms of the Plan and, subject to certain conditions, have indicated an intent to vote in favor of the Plan. On the effective date (the "Effective Date") of the Plan , as modified on October 6, 2000, all principal and interest outstanding on the Notes and allowed general unsecured claims of up to $15.0 million will be exchanged for
(i) the reorganized PHC's 11.5% Senior Notes (due on August 15, 2005) in the aggregate principal amount of $130.0 million (the "New Notes"), (ii) a Cash Payment, as defined in the Plan, and (iii) 95.0% of the reorganized PHC's common stock, subject to dilution through the exercise of the Series A Warrants and Series B Warrants (as referred to below). Interest on the New Notes shall accrue commencing on the Effective Date. The Plan also provides for the holders of PHC's common stock as of the Record Date (as defined in the Plan) to receive (i) 5.0% of the reorganized PHC's common stock, (ii) warrants (the "Series A Warrants") to purchase prior to the fifth anniversary of the Effective Date an additional 9.64% of the reorganized PHC's common stock (exercisable at $320.0 million enterprise value of the reorganized PHC), and (iii) warrants (the "Series B Warrants") to purchase prior to the first anniversary of the Effective Date an additional 2.0% of the reorganized PHC's common stock (exercisable at $100.0 million value of the reorganized PHC's common stock). The Plan would make its effectiveness subject to certain conditions, including among others, limiting the amount of all allowed general unsecured claims, including any disputed general unsecured claims (other than the Notes), to $15.0 million.

         The terms of a settlement  agreement  executed in connection with the global settlement of shareholder litigation that became effective in September 1999, provide that the Company's $7.2 million 6.51% subordinated note ("Park Note") and accrued interest convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the proposed Plan of Reorganization,
(i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) the Park Note holder (Park Hospital GmbH or "Park") will be deemed to have been issued the common stock in accordance with the terms of the settlement and (iii) the Park Note will be cancelled upon receipt of such shares of common stock by Park. The 1.9 million shares will be deemed to be outstanding as of the Record Date for the purposes of the distribution of the 5.0% of the reorganized PHC's common stock and warrants as discussed above.

         The Plan also contains a management retention plan (the "Retention Plan") to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $1.0 million will be awarded, subject to certain conditions, to certain key management employees. The Retention Plan provides that the retention bonuses will be awarded in two equal amounts upon: (i) the Effective Date and (ii) ninety days following the Effective Date. The Plan, as well as PHC's Disclosure Statement, are on file with the Bankruptcy Court and are available for review and copying during the Bankruptcy Court's normal business hours.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. PHC intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness from PHC are subject to an automatic stay and other contractual obligations against PHC may not be enforced. In addition, PHC may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by the lease or contract rejections may file claims with the Bankruptcy Court in accordance with procedures set forth in the Bankruptcy Code.

         The Plan of Reorganization must be voted upon by the holders of Allowed Claims and Allowed Equity Interests in impaired classes set forth in the Plan and approved by the Bankruptcy Court. There can be no assurance that the Plan will be approved by the requisite holders of claims or equity interests, confirmed by the Bankruptcy Court, or consummated. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

         In accordance with SOP 90-7, "Liabilities Subject to Compromise" on the accompanying condensed consolidated balance sheet refers to PHC liabilities incurred prior to the commencement of the Chapter 11 proceeding and do not reflect liabilities of any of PHC's subsidiaries. These liabilities, consisting primarily of long-term debt, including the principal amounts of the Notes and the Park Note and accrued interest through September 15, 2000, certain accounts payable, accrued liabilities and post-termination benefit obligations to former officers and key employees, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 proceeding. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan and other events. Payment terms for these amounts as proposed in the Plan are discussed above.

         A  summary  of  the  principal   categories  of  claims  classified  as
"Liabilities Subject to Compromise" as a result of the Chapter 11 proceeding follows (in thousands):

 10% Senior Subordinated Notes.................................   $      325,000
 Accrued interest through September 15, 2000...................           36,853
 6.51% Subordinated Note.......................................            7,185
 Post-termination benefit obligations..........................            3,254
 Vendor accounts payable.......................................              705
 Accrued litigation liabilities................................              600
                                                                  --------------
     Total liabilities subject to compromise...................   $      373,597
                                                                  ==============

         The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 proceeding. If the Chapter 11 proceeding had not been filed, the Company would have reported a working capital deficit of approximately $303.6 million at September 30, 2000. During the pendency of the Chapter 11 proceeding, the Company is not recording the contractual amount of interest expense related to the Notes and the Park Note after September 15, 2000. Contractual interest obligations excluded from interest expense reported on the accompanying condensed statements of operations was $1.5 million for the three and nine months ended September 30, 2000.

         Due to cross default provisions, a hospital subsidiary's capital lease obligation has been presented as current liabilities in the Company's condensed consolidated balance sheet at September 30, 2000.

         At the Company's request, on October 26, 2000, the Bankruptcy Court dismissed the PHC Finance, Inc. Chapter 11 proceeding which was filed on March 15, 2000.

NOTE 3 . LONG TERM DEBT

         On May 16, 2000, the Company entered into a new credit agreement with a lending group, which provides a $62.0 million revolving credit and letter of credit guaranty facility (the "Credit Facility"), expiring May 15, 2003. The
Credit Facility was used to refinance obligations outstanding under the Company's prior off-balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is secured by all of the Company's eligible patient receivables and certain other assets of the Company's hospitals and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to hospitals' eligible receivables and certain operating measurements, as defined. The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the Credit Facility. The Company also is subject to certain default provisions and a covenant on certain minimum levels of cash generated from operations.

         The  termination  of the  off-balance-sheet  commercial  paper  program effectively resulted in the Company's reacquisition of $32.0 million in accounts receivable previously sold to an unaffiliated trust on a non-recourse basis, which was financed with borrowings under the Credit Facility. Consequently, the accompanying balance sheet as of September 30, 2000 reflects offsetting increases in accounts receivable and long-term debt. As of September 30, 2000, the Company had $34.0 million in outstanding borrowings under the Credit Facility and $8.6 million in outstanding letters of credit, which are fully secured by cash collateral. The Company recorded deferred financing costs of $2.4 million in connection with the Credit Facility.

NOTE  4. REORGANIZATION COSTS AND UNUSUAL CHARGES

         In the three and nine months ended September 30, 2000, the Company recorded approximately $1.5 million and $5.8 million of reorganization costs for professional fees incurred in connection with its reorganization activities. In the three months ended September 30, 1999, the Company recorded a net unusual gain of $5.5 million related to the settlement of shareholder litigation. Unusual charges for the nine months ended September 30, 1999, reflected (i) a $2.2 million net charge associated with the execution of an executive agreement with certain former officers of the Company and a $5.5 million corporate restructuring charge in the first half of 1999, offset by (ii) the net gain of $5.5 million related to the settlement of shareholder litigation.

NOTE 5. INCOME TAXES

         During the fourth quarter of 1999, the Company recorded a deferred tax valuation allowance aggregating $26.8 million to reserve the full amount of the Company's net deferred tax assets at December 31, 1999, due to the issues affecting liquidity and related uncertainties which, if unfavorably resolved, would adversely affect the Company's future operations. The Company recorded no income tax benefit in the three and nine months ended September 30, 2000, as the result of recording an additional valuation allowance of $4.6 million and $11.4 million, respectively, to reserve all net deferred tax assets generated during the respective periods. The deferred tax valuation allowance as of September 30, 2000 totaled $86.4 million.

NOTE 6. OPERATING SEGMENTS

         There has been no material change in the Company's reportable segments as previously reported in the Company's 1999 Form 10-K. "Same Hospitals," as a reportable segment, consist of acute care hospitals currently owned, or leased, and operated by the Company. "All Other" comprises of closed/sold facilities and overhead costs. Selected segment information for the three and nine months ended September 30, 2000 and 1999, were as follows:

                                                                  Three Months ended
                                                                  September 30, 2000
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   -----------   ------------
          Net revenue.................................   $ 93,187    $      20     $   93,207
          Adjusted EBITDA (a) (b).....................   $ 10,109    $  (3,284)    $    6,825

                                                                  Three Months ended
                                                                  September 30, 1999
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   -----------   ------------
          Net revenue.................................  $  91,154    $  47,007     $  138,161
          Adjusted EBITDA (a).........................  $  13,722    $    (124)    $   13,598

                                                                  Nine Months ended
                                                                  September 30, 2000
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   -----------   ------------
          Net revenue.................................   $277,744    $   1,586     $  279,330
          Adjusted EBITDA (a) (b).....................   $ 37,529    $  (8,627)    $   28,902

                                                                  Nine months ended
                                                                  September 30, 1999
                                                        ---------------------------------------
                                                           Same
                                                         Hospitals    All Other      Total
                                                        ----------   -----------   ------------
          Net revenue.................................   $277,759    $ 154,613     $  432,372
          Adjusted EBITDA (a).........................   $ 47,120    $   7,201     $   54,321
-------------------------------------

(a) Earnings from continuing operations before interest, taxes, depreciation, amortization, reorganization costs and unusual charges ("Adjusted EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in evaluating a company's performance. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles and may not be comparable to similarly titled measures of other companies.

(b) Adjusted EBITDA in 2000 reflected the impact of $537,000 in shut down costs relating to the closure of unprofitable physician practices.

NOTE 7. CONTINGENCIES

           The Company has been involved in discussions with the Federal government regarding a review of pneumonia claims filed with the Medicare program by the Company's Jamestown, Tennessee facility for years 1992-1997. As a result of this review, the Federal government has asserted that such filings contained coding errors that allegedly resulted in an estimated overpayment of up to $1.3 million by the Medicare program. Furthermore, in such cases the Federal government has the ability to seek treble damages and other monetary relief under the False Claims Act. The Company and the Federal government have conducted independent reviews and have entered into settlement discussions to resolve this matter. Based on the results of the Company's independent review, the Company has accrued $480,000 for potential settlement costs associated with this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND
        RESULTS OF OPERATIONS

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. Simultaneously with the commencement of its bankruptcy case, PHC filed the Plan of Reorganization pursuant to which PHC proposes to effect its capital restructuring. During the Chapter 11 proceeding, PHC is operating as a debtor-in-possession under the authority of the Bankruptcy Code. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries. See Note 2 of the notes to condensed consolidated financial statements.

         The Company's continuing operating losses and liquidity issues and PHC's Chapter 11 proceeding raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the subsidiary level Credit Facility, (ii) confirmation of the Plan under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         The condensed consolidated financial statements of the Company have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The Plan and other actions during the Chapter 11 proceeding could change materially the amounts currently recorded in the consolidated financial statements.

RESULTS OF OPERATIONS

         The comparison of operating results to prior years is difficult given the number of divestitures in 1999. "Same Hospitals" as used in the following discussion consist of acute care hospitals owned or leased throughout both periods for which comparative operating results are presented.

Results of Operations - Three Months ended September 30, 2000 compared with Three Months ended September 30, 1999

         Net revenue for the three months ended September 30, 2000, was $93.2 million, a decrease of $45.0 million, or 32.5%, from $138.2 million for the same period in 1999. The decrease in net revenue was directly related to the sale of five hospitals included in the results of operations for the 1999 quarter.

         Net revenue at Same Hospitals for the three months ended September 30, 2000 was $93.2 million compared to $91.2 million in 1999, an increase of 2.2% or $2.0 million. Net revenue for the quarter reflects an overall increase in admissions and outpatient visits. Partially offsetting these factors, Same Hospitals net revenue was unfavorably impacted by the continuing shift in payor mix from traditional Medicare, Medicaid and indemnity coverage to managed care, from which the Company generally receives lower reimbursement. The Company has responded to the payor mix shift to managed care by renegotiating contracts to obtain better rates, collecting under payments, reducing denials and restricting silent preferred provider organizations. Consequently, the Company is beginning to realize improved reimbursement from managed care. The Company will continue its effort on these initiatives and expects improvements in future periods.

         For the three months ended September 30, 2000, Same Hospitals' inpatient admissions increased 5.4% from 9,268 in 1999 to 9,765 in 2000 and patient days increased 1.8% from 45,159 in 1999 to 45,961 in 2000. Same Hospitals' average length of stay declined 3.4% from 4.9 days in 1999 to 4.7 days in 2000. Excluding home health visits, outpatient visits increased 6.3% from 76,431 in 1999 to 81,279 in 2000. Outpatient visits at seven of the Company's hospitals outpaced the prior year as the result of an increase in services and number of physicians in many of these markets and due to the industry trend of increased outpatient utilization. Surgeries decreased 3.8% from 5,298 in 1999 to 5,097 in 2000 largely due to increased competition at the Company's Fargo, North Dakota and Lancaster, California hospitals. Same Hospitals' home health visits decreased 1.7% from 60,626 in 1999 to 59,615 in 2000 due primarily to the elimination of unprofitable home assistance services.

         In the Fargo market, a competing hospital opened in November 2000. As a result, the Company expects declines in patient volumes at its Fargo hospital in the coming months, which will adversely impact the Company's net revenue and operating income. The Fargo hospital accounted for 27.0% the Company's net revenue and 52.9% of its Same Hospital EBITDA in the 2000 quarter. The Company continues to pursue various alternatives to mitigate the effect of increased competition in this market.

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) decreased $38.3 million from $124.7 million in the three months ended September 30, 1999 to $86.4 million in 2000 due primarily to sold facilities. Excluding sold hospitals, operating expenses at Same Hospitals increased by approximately $5.6 million, primarily due to a $2.3 million increase in salaries and benefits and a $2.4 million increase in bad debt expense. The increase in salaries and benefits was due to a combination of market related wage increases and increased volumes at certain hospitals. Salary and benefits also increased due to $368,000 in severance charges at one hospital, the majority of which related to the closure of unprofitable physician practices. Approximately half the increase in bad debt expense occurred at one hospital and was due largely to an increase in self-pay patients and emergency room visits, which generally result in higher bad debt expense. Additionally, certain of the Company's hospitals have also experienced significant turnover in their business office personnel, which has adversely impacted bad debt expense as well. The Company has filled all but one of the management vacancies in its hospital business offices, and expects to see improved business office performance in the months ahead. The Company is also implementing a comprehensive revenue cycle management initiative in all of its hospitals, a significant component of which is aimed at reducing bad debt expense through improved business office processes. This initiative involves implementing systems and processes to track, benchmark and improve the hospitals' admission, billing and collection cycles. The Company expects this initiative to show some positive results by year-end, although the full impact of the Company's efforts will not be realized until 2001. Other operating expense increased by $852,000, due primarily to volume related increases in supply costs at certain hospitals and increased pharmaceutical costs. Other operating expense also included $169,000 in non-salary expenses associated with the closure of physician practices previously discussed.

         Operating expenses, expressed as a percentage of net revenue, were 92.7% and 90.3% in 2000 and 1999, respectively. Operating expenses at Same Hospitals increased to 89.2% of net revenue in 2000 from 85.0% in 1999, and operating margins decreased to 10.8% from 15.0%, respectively. The reduction in operating margins resulted from higher operating costs discussed above.

         Interest expense decreased $4.8 million from $13.6 million in the three months ended September 30, 1999 to $8.7 million in 2000, due primarily to a decrease in the average borrowings outstanding on the revolving line of credit, partially offset by higher average rate of interest in the current period, which reflected, in part, additional interest on the defaulted interest payments due February 15 and August 15, 2000 on the Notes. In accordance with SOP 90-7, the Company ceased accruing interest on the Notes and other debt obligations subject to compromise on September 15, 2000, the date of the Bankruptcy filing. As the result of the Chapter 11 proceeding, contractual interest obligations excluded from interest expense in the accompanying 2000 condensed statement of operations was $1.5 million.

         Depreciation and amortization expense decreased $2.6 million from $10.8 million in the three months ended September 30, 1999 to $8.1 million for the same period in 2000 primarily due to the sale of five hospitals included in the results of operations for the 1999 quarter. Partially offsetting the effect of sold facilities, depreciation and amortization increased from current year additions to property and equipment and the write-off of intangibles of $418,000 in connection with the closure of physician practices in the current quarter.

         Loss before income taxes and discontinued operations was $11.5 million for the three months ended September 30, 2000, and included reorganization costs of approximately $1.5 million for professional fees incurred in connection with the Company's reorganization efforts. Loss before income taxes and discontinued operations was $3.0 million for the three months ended September 30, 1999 and included (i) an unusual gain of $5.5 million from the settlement of shareholder litigation in September 1999 and (ii) a $2.3 million gain on the sale of a hospital.

         The Company recorded no income tax benefit in the three months ended September 30, 2000 as the result of recording an additional valuation allowance to reserve all net deferred tax assets generated during the current quarter. The Company recognized an income tax benefit of $366,000 in 1999.

         In 1999, the Company recorded a loss from discontinued operations of $601,000 (net of tax benefit of $418,000), or $0.01 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998.

         Net loss for the three months ended September 30, 2000 was $11.5 million, or $0.20 per diluted share, compared to $4.0 million, or $0.07 per diluted share, for the same period of 1999. Weighted average common and common equivalent shares outstanding increased to 58.3 million in 2000 from 55.9 million in 1999 due primarily to the issuance of common stock in connection with the settlement of litigation in September 1999, an employment agreement in March 2000 and the exercise of stock options in the current quarter.

Results of Operations - Nine Months ended September 30, 2000 compared with Nine Months ended September 30, 1999

         Net revenue for the nine months ended September 30, 2000, was $279.3 million, a decrease of $153.1 million, or 35.4%, from $432.4 million for the same period in 1999. The decline in net revenue is due to the sale of ten hospitals in 1999.

         Net revenue at Same Hospitals was $277.7 million and $277.8 million in the nine months ended September 30, 2000 and 1999, respectively. The stability in net revenue was due largely to an overall increase in admissions and outpatient visits. Offsetting these factors, Same Hospitals net revenue was unfavorably impacted by the continuing shift in payor mix to managed care as previously discussed.

         Same Hospitals experienced a 1.3% increase in inpatient admissions from 28,995 in the nine months ended September 30, 1999 to 29,358 in the comparable period in 2000. Same Hospital patient days decreased 1.9% from 144,648 in 1999 to 141,841 in 2000. Average length of stay per admission declined by 3.2% from
5.0 days in 1999 to 4.8 days in 2000. Excluding home health visits, outpatient visits increased 5.2% from 228,486 in 1999 to 240,336 in 2000. Outpatient visits at eight of the Company's hospitals outpaced the prior year as the result of increases in services and number of physicians in many of these markets and due to the industry trend of increased outpatient utilization. Surgeries decreased 1.5% from 15,988 in 1999 to 15,744 in 2000 largely due to increased competition in two of the Company's larger markets, as discussed above. To a lesser extent, certain of the decline in surgeries was also due to the departure of several physicians at the Company's Richmond, Virginia hospital as the result of a revision to the credentialing standards for the hospital's medical staff. Home health visits at Same Hospitals decreased 7.7% from 202,141 in 1999 to 186,519 in 2000 largely due to the discontinuance of certain unprofitable home health contracts at the Richmond facility and a decline of home health operations in other markets.

         Operating expenses decreased $127.9 million from $378.3 million in the nine months ended September 30, 1999 to $250.4 million in 2000 due to sold facilities. Expressed as a percentage of net revenue, operating expenses were 89.7% and 87.5% for the nine months ended September 30, 2000 and 1999, respectively. Operating margins were 10.3% and 12.5% in 2000 and 1999, respectively. The majority of the deterioration in operating margin occurred at Same Hospitals as further discussed below.

         Operating expenses at Same Hospitals increased by $9.4 million, or 4.1%, due to (i) a $5.5 million increase in salaries and benefits as a result of generally tight labor markets, as discussed above, (ii) an increase of $2.6 million in other operating costs primarily from volume related increases in supply costs at certain facilities and increased pharmaceutical cost and
(iii) an increase of $1.3 million in bad debt expense. As previously discussed, the majority of the increase in bad debts was attributable to one facility, which has experienced increases in self-pay patients and emergency room visits, which generally result in higher bad debt expense. In addition, turnover in key business office personnel at certain hospitals has unfavorably impacted bad debt expense.

         Operating expenses at Same Hospitals increased from 83.1% of net revenue in 1999 to 86.5% in 2000, and operating margins decreased from 16.9% to 13.5%, respectively. The decline in operating margins reflected higher operating costs in the current period as a result of the factors discussed above.

         Interest expense decreased $11.8 million from $39.8 million in the nine months ended September 30, 1999 to $28.0 million in 2000, primarily due to a reduction in the average borrowings outstanding. The decrease in interest expense was offset in part by an increase in the average rate of interest in the current period and additional interest on the defaulted interest payments due February 15, 2000 and August 15, 2000 on the Notes. In accordance with SOP 90-7, the Company ceased accruing interest on the Notes and other debt obligations subject to compromise on September 15, 2000, the date of the Bankruptcy filing. As the result of the Chapter 11 proceeding, contractual interest obligations excluded from interest expense in the accompanying 2000 condensed statement of operations was $1.5 million.

         Depreciation and amortization expense decreased $6.2 million from $30.5 million in the nine months ended September 30, 1999 to $24.3 million for the same period in 2000 primarily due to the sale of ten hospitals in 1999, partially offset by an increase from additions to property and equipment and the write-off of intangibles in connection with the shut down of physician practices in the current quarter.

         Loss before income taxes and discontinued operations was $29.2 million for the nine months ended September 30, 2000 and included reorganization costs of $5.8 million for professional fees incurred in connection with the Company's reorganization efforts. Loss before income taxes and discontinued operations for the nine months ended September 30, 1999 was $18.3 million and included (i) unusual charges of $2.2 million, which consisted of a $5.5 million corporate restructuring charge, a $2.2 million charge associated with an executive agreement offset by a $5.5 million gain from the settlement of shareholder litigation and (ii) a net loss on sale of facilities of $114,000.

         The Company recorded no income tax benefit in the nine months ended September 30, 2000 as the result of recording an additional valuation allowance to reserve all net deferred tax assets generated during the current period. The Company recorded income tax benefit of $5.7 million in the nine months ended September 30, 1999.

         In 1999, the Company recorded a loss from discontinued operations of $601,000 (net of tax benefit of $418,000), or $0.01 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998.

         Net loss for the nine months ended September 30, 2000 was $29.2 million, or $0.50 per diluted share, compared to $13.2 million, or $0.24 per diluted share, for the same period of 1999. Weighted average common and common equivalent shares outstanding were 58.3 million and 55.4 million in 2000 and 1999, respectively. The increase in weighted average common and common equivalent shares outstanding resulted from the issuance of common stock in connection with the settlement of litigation in September 1999, an employment agreement in March 2000 and the exercise of stock options in the current year.

LIQUIDITY AND CAPITAL RESOURCES

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. Simultaneously with the commencement of its bankruptcy case, PHC filed the Plan of Reorganization pursuant to which PHC proposes to effect its capital restructuring. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries.

         PHC's hospital subsidiaries have not filed for bankruptcy protection and are expected to continue paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors. The $62.0 million Credit Facility, secured at the subsidiary level, is not directly affected by PHC's filing. The Company expects cash on hand and cash generated from operations to be sufficient to meet the working capital and capital expenditure needs of the hospital subsidiaries during the restructuring process.

         PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden has severely impacted PHC's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make its interest payments of $33.5 million on the Notes due February 15 and August 15, 2000.

         PHC has been in negotiations with the Note Holders. The Note Holders of the majority of the principal amount of the Notes support the main financial terms of the Plan and, subject to certain conditions, have indicated an intent to vote in favor of the Plan. On the Effective Date of the Plan, as modified on October 6, 2000, all principal and interest outstanding on the Notes and allowed general unsecured claims of up to $15.0 million will be exchanged for (i) the reorganized PHC's 11.5% Senior Notes (due on August 15, 2005) in the aggregate principal amount of $130.0 million, (ii) a Cash Payment, as defined in the Plan, and (iii) 95.0% of the reorganized PHC's common stock, subject to dilution through the exercise of the Series A Warrants and Series B Warrants (as referred to below). Interest on the New Notes shall accrue commencing on the Effective Date. The Plan also provides for the holders of PHC's common stock as of the Record Date (as defined in the Plan) to receive
(i) 5.0% of the reorganized PHC's common stock, (ii) Series A Warrants to purchase prior to the fifth anniversary of the Effective Date an additional 9.64% of the reorganized PHC's common stock (exercisable at $320.0 million enterprise value of the reorganized PHC), and (iii) Series B Warrants to purchase prior to the first anniversary of the Effective Date an additional 2.0% of the reorganized PHC's common stock (exercisable at $100.0 million value of the reorganized PHC's common stock). The Plan would make its effectiveness subject to certain conditions, including among others, limiting the amount of all allowed general unsecured claims, including any disputed general unsecured claims (other than the Notes), to $15.0 million.

         The terms of a settlement agreement executed in connection with the global settlement of shareholder litigation in September 1999, provide that the Company's $7.2 million 6.51% subordinated Park Note and accrued interest convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the proposed Plan of Reorganization, (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) Park will be deemed to have been issued the common stock in accordance with the terms of the settlement and
(iii) the Park Note will be cancelled upon receipt of such shares of common stock by Park. The 1.9 million shares will be deemed to be outstanding as of the Record Date for the purposes of the distribution of the 5.0% of the reorganized PHC's common stock and warrants as discussed above.

         The Plan also contains the Retention Plan to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $1.0 million will be awarded, subject to certain conditions, to certain key management employees. The Retention Plan provides that the retention bonuses will be awarded in two equal amounts upon: (i) the Effective Date and (ii) ninety days following the Effective Date. The Plan, as well as PHC's Disclosure Statement, are on file with the Bankruptcy Court and are available for review and copying during the Bankruptcy Court's normal business hours.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. PHC intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness from PHC are subject to an automatic stay and other contractual obligations against PHC may not be enforced. In addition, PHC may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by the lease or contract rejections may file claims with the Bankruptcy Court in accordance with procedures set forth in the Bankruptcy Code.

         The Plan of Reorganization must be voted upon by the holders of Allowed Claims and Allowed Equity Interests in impaired classes set forth in the Plan and approved by the Bankruptcy Court. There can be no assurance that the Plan will be approved by the requisite holders of claims or equity interests, confirmed by the Bankruptcy Court, or consummated. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

         At the Company's request, on October 26, 2000, the Bankruptcy Court dismissed the PHC Finance, Inc. Chapter 11 proceeding which was filed on March 15, 2000.

         In accordance with SOP 90-7, "Liabilities Subject to Compromise" on the accompanying condensed consolidated balance sheet refers to PHC liabilities incurred prior to the commencement of the Chapter 11 proceedings and do not reflect liabilities of any of PHC's subsidiaries. These liabilities, consisting primarily of long-term debt, including the principal amounts of the Notes and the Park Note and accrued interest through September 15, 2000, certain accounts payable, accrued liabilities and post-termination benefit obligations to former officers and key employees, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 proceeding. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan and other events. Payment terms for these amounts as proposed in the Plan are discussed above.

         Net cash provided by operating activities before payments of reorganization costs was $5.8 million in the nine months ended September 30, 2000, compared to net cash used in operations of $11.5 million for the same period of 1999. Including reorganization costs, net cash used in operating activities was $49,000 in 2000. The Company expects that future reorganization costs will be paid as incurred from internally generated cash from operations and existing cash balances. Net cash used in investing activities was $7.3 million during 2000 compared to $20.4 million during 1999, and reflected primarily a decrease in capital expenditures attributable to ten hospitals sold in 1999. Net cash used in financing activities during 2000 was $763,000, which reflected net borrowings of $34.0 million under the subsidiary-level Credit Facility, offset by (i) the termination of $32.0 million of obligations under the off-balance-sheet commercial paper program and (ii) the payment of $2.4 million in deferred financing costs on the subsidiary-level Credit Facility. Net cash provided by financing activities in 1999 reflected net borrowings of $29.7 million under the then existing revolving credit facility offset by repayments of $5.3 million of other debts, primarily capital lease obligations.

         As of September 30, 2000, the Company had $34.0 million in outstanding borrowings under its subsidiary-level Credit Facility and $8.6 million in outstanding letters of credit, which are fully secured by cash collateral. As of November 14, 2000, the Company had no available borrowing capacity under its subsidiary-level Credit Facility. The Company anticipates that internally generated cash from operations and existing cash balances will be sufficient to fund the hospitals' routine capital expenditures and working capital requirements through 2000.

         The Company is in a highly leveraged financial position. The Company's continuing operating losses and liquidity issues and PHC's Chapter 11 proceeding raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the subsidiary level Credit Facility, (ii) confirmation of the Plan under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The Plan and other actions during the Chapter 11 proceeding could change materially the amounts currently recorded in the consolidated financial statements.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company's only exposure to market risk is changes in the general level of market interest rates. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features.

        With respect to the Company's interest-bearing liabilities, borrowings of $34.0 million under the subsidiary-level Credit Facility at September 30, 2000 are subject to variable rates of interest and are affected by the general level of market interest rates. The Company's variable rate debt bears interest at prime plus 1.5% or LIBOR plus 3.75%. Based on a hypothetical 1% increase in interest rates, the potential annualized impact on future pretax earnings would be approximately $340,000.

        All other debt obligations of the Company have fixed interest rates ranging from 6.51% to 10.5% and accordingly have no earnings exposure to changes in interest rates. Additionally, under the Bankruptcy Code, actions to collect certain of the pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. Simultaneously with the commencement of its bankruptcy case, PHC filed the Plan of Reorganization pursuant to which PHC proposes to effect its capital restructuring. During the Chapter 11 proceeding, PHC is operating as a debtor-in-possession under the authority of the Bankruptcy Code. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries.

         PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden has severely impacted PHC's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make its interest payments of $33.5 million on the Notes due February 15 and August 15, 2000.

         PHC has been in negotiations with the Note Holders. The Note Holders of the majority of the principal amount of the Notes support the principal financial terms of the Plan and, subject to certain conditions, have indicated an intent to vote in favor of the Plan. On the Effective Date of the Plan, as modified on October 6, 2000, all principal and interest outstanding on the Notes and allowed general unsecured claims of up to $15.0 million will be exchanged for (i) the reorganized PHC's 11.5% Senior Notes (due on August 15, 2005) in the aggregate principal amount of $130.0 million, (ii) a Cash Payment, as defined in the Plan, and (iii) 95.0% of the reorganized PHC's common stock, subject to dilution through the exercise of the Series A Warrants and Series B Warrants (as referred to below). Interest on the New Notes shall accrue commencing on the Effective Date. The Plan also provides for the holders of PHC's common stock as of the Record Date (as defined in the Plan) to receive
(i) 5.0% of the reorganized PHC's common stock, (ii) Series A Warrants to purchase prior to the fifth anniversary of the Effective Date an additional 9.64% of the reorganized PHC's common stock (exercisable at $320.0 million enterprise value of the reorganized PHC), and (iii) Series B Warrants to purchase prior to the first anniversary of the Effective Date an additional 2.0% of the reorganized PHC's common stock (exercisable at $100.0 million value of the reorganized PHC's common stock). The Plan would make its effectiveness subject to certain conditions, including among others, limiting the amount of all allowed general unsecured claims, including any disputed general unsecured claims (other than the Notes), to $15.0 million.

         The terms of a settlement agreement executed in connection with the global settlement of shareholder litigation in September 1999, provide that the Company's $7.2 million 6.51% subordinated Park Note and accrued interest convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the proposed Plan of Reorganization, (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) Park will be deemed to have been issued the common stock in accordance with the terms of the settlement and
(iii) the Park Note will be cancelled upon receipt of such shares of common stock by Park. The 1.9 million shares will be deemed to be outstanding as of the Record Date for the purposes of the distribution of the 5.0% of the reorganized PHC's common stock and warrants as discussed above.

         The Plan also contains the Retention Plan to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $1.0 million will be awarded, subject to certain conditions, to certain key management employees. The Retention Plan provides that the retention bonuses will be awarded in two equal amounts upon: (i) the Effective Date and (ii) ninety days following the Effective Date. The Plan, as well as PHC's Disclosure Statement, are on file with the Bankruptcy Court and are available for review and copying during the Bankruptcy Court's normal business hours.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. PHC intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Under the Bankruptcy Code, actions to collect pre-petition indebtedness against PHC are subject to an automatic stay and other contractual obligations against PHC may not be enforced. In addition, PHC may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by the lease or contract rejections may file claims with the Bankruptcy Court in accordance with procedures set forth in the Bankruptcy Code.

         The Plan of Reorganization must be voted upon by the holders of Allowed Claims and Allowed Equity Interests in impaired classes set forth in the Plan and approved by the Bankruptcy Court. There can be no assurance that the Plan will be approved by the requisite holders of claims or equity interests, confirmed by the Bankruptcy Court, or consummated. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

         At the Company's request, on October 26, 2000, the Bankruptcy Court dismissed the PHC Finance, Inc. Chapter 11 proceeding which was filed on March 15, 2000.

ITEM 2.           CHANGE IN SECURITIES

         In connection with PHC's Chapter 11 proceeding, actions to collect pre-petition indebtedness under the Notes and certain other obligations against the Company are subject to an automatic stay. Furthermore, on the Effective Date of the Plan, as modified on October 6, 2000,all principal and interest outstanding on the Notes and allowed general unsecured claims of up to $15.0 million will be exchanged for (i) the reorganized PHC's 11.5% Senior Notes (due on August 15, 2005) in the aggregate principal amount of $130.0 million, (ii) a Cash Payment, as defined by the Plan, and (iii) 95.0% of the reorganized PHC's common stock, subject to dilution through the exercise of the Series A Warrants and Series B Warrants. The Plan also provides for the holders of PHC's common stock as of the Record Date (as defined in the Plan) to receive
(i) 5.0% of the reorganized PHC's common stock, (ii) Series A Warrants to purchase prior to the fifth anniversary of the Effective Date an additional 9.64% of the reorganized PHC's common stock (exercisable at $320.0 million enterprise value of the reorganized PHC), and (iii) Series B Warrants to purchase prior to the first anniversary of the Effective Date an additional 2.0% of the reorganized PHC's common stock (exercisable at $100.0 million value of the reorganized PHC's common stock).

         The terms of a settlement agreement executed in connection with the global settlement of shareholder litigation in September 1999, provide that the Company's $7.2 million 6.51% subordinated Park Note and accrued interest convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the proposed Plan of Reorganization, (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) Park will be deemed to have been issued the common stock in accordance with the terms of the settlement and
(iii) the Park Note will be cancelled upon receipt of such shares of common stock by Park. The 1.9 million shares will be deemed to be outstanding as of the Record Date for the purposes of the distribution of the 5.0% of the reorganized PHC's common stock and warrants as discussed above.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         The Company defaulted on the interest payments of approximately $33.5 million due on February 15, and August 15, 2000 on the Company's $325.0 million 10% Senior Subordinated Notes due 2006. Relating therewith, on September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code as further discussed elsewhere in this Form 10-Q.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBIT AND REPORTS ON FORM 8-K

(a)               Exhibit

27        Financial Data Schedule

(b)               Report on Form 8-K

         The Company filed on September 20, 2000, a Current Report on Form 8-K, reporting pursuant to Item 3, that PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Paracelsus Healthcare Corporation
                                                         (Registrant)

                                                   /s/ LAWRENCE A. HUMPHREY
Dated: November 14, 2000                        ____________________________
                                                     Lawrence A. Humphrey
                                                  Executive Vice President &
                                                   Chief Financial Officer