Form 10-K
period 2000-12-31
PARACELSUS HEALTHCARE CORP
filed 2001-06-05
CIK 758722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 001-12055

                        PARACELSUS HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                         95-3565943
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                  515 W. GREENS ROAD, SUITE 500, HOUSTON, TEXAS
                    (Address of principal executive offices)

        77067                                        (281) 774-5100
     (Zip Code)                       (Registrant's telephone number, including
                                                       area code)

Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, NO STATED VALUE                    NONE
   -----------------------------                    ----
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

                                  Yes[ ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Registrant's Common Stock outstanding on May 23, 2001 was 59,143,721. The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant's Common Stock on May 23, 2001 was $65,535.*

----------

* Excludes 26,376,225 shares deemed to be held by directors and officers, and stockholders whose ownership exceeds five percent of the shares of Common Stock outstanding at May 23, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by, or under common control with, the Registrant.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                             FORM 10-K ANNUAL REPORT
                          YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS


                                                                                                      PAGE REFERENCE
                                                                                                        FORM 10-K
                                                                                                      --------------
PRELIMINARY STATEMENT

Part I
      Item 1.                   Business                                                                     4
      Item 2.                   Properties                                                                  20
      Item 3.                   Legal Proceedings                                                           20
      Item 4.                   Submission of Matters to a Vote of Security Holders                         22

Part II
      Item 5.                   Market for the Registrant's Common Equity and Related
                                   Stockholder Matters                                                      23
      Item 6.                   Selected Financial Data                                                     24
      Item 7.                   Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                                      27
      Item 7A.                  Quantitative and Qualitative Disclosures About Market
                                    Risks                                                                   42
      Item 8.                   Financial Statements and Supplementary Data                                 43
      Item 9.                   Changes in and Disagreements with Accountants on
                                   Accounting and Financial Disclosure                                      75

Part III
      Item 10.                  Directors and Executive Officers of the Registrant                          76
      Item 11.                  Executive Compensation                                                      78
      Item 12.                  Security Ownership of Certain Beneficial Owners
                                   and Management                                                           81
      Item 13.                  Certain Relationships and Related Transactions                              83

Part IV
      Item 14.                  Exhibits, Financial Statement Schedule and Reports                          84
                                   on Form 8-K

FORWARD-LOOKING STATEMENTS

         Paracelsus Healthcare Corporation ("PHC") and its subsidiaries, collectively, are herein referred to as the "Company." Certain statements in this Form 10-K are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

         Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

         o Uncertainties related to PHC's voluntary petition under Chapter 11 of the Bankruptcy Code including, but not limited to, (i) the Company's ability to consummate, in substantial terms, the Plan of Reorganization, as proposed, (ii) actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding and (iii) the possibility of delays in the effective date of the proposed Plan of Reorganization, as amended;

         o The Company's ability to comply with the terms of the subsidiary level credit facility;

         o The Company's inability to access capital markets given the Company's current financial condition;

         o The excessive amount of time and effort that the Company's senior management must devote to dealing with the Company's financial condition, thereby reducing time spent directly on the operations of its businesses;

         o The Company may be unable to retain top management and other key personnel, including physicians;

         o Competition, including the impact of a new competing hospital opened in November 2000 in the Fargo, North Dakota market, and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;

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

         o The Company's ability to achieve profitable operations after the confirmation of the proposed Plan of Reorganization, as amended; and

         o The Company's ability to generate sufficient cash from operations to meet its obligations.

         o The Company's ability to comply with the terms of the corporate integrity agreement.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Paracelsus Healthcare Corporation, a California corporation ("PHC"), was incorporated in November 1980. PHC, both directly or through its subsidiaries (collectively, the "Company" or the "Registrant"), owns and operates acute care and related healthcare businesses in selected markets. In August 1996, the Company acquired Champion Healthcare Corporation ("Champion") by exchanging one share of the Company's Common Stock for each share of Champion's Common Stock and two shares of the Company's Common Stock for each share of Champion's Preferred Stock (the "Merger"). The Company's hospitals offer a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis. In addition, certain hospitals and their related facilities offer home health, skilled nursing care, rehabilitation and psychiatric services. As of December 31, 2000, the Company owned or operated 10 acute care hospitals in seven states with 1,287 licensed beds. Of the 10 hospitals, eight hospital facilities are owned and two are leased.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries. PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden severely restricted the Company's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make interest payments of $33.5 million (including penalty interest) on the 10% Senior Subordinated Notes (the "Notes") due February 15 and August 15, 2000, nor did PHC make an interest payment of $468,000 due on the 6.51% subordinated note ("Park Note") on August 30, 2000. Both the Notes and the Park Note are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing.

         PHC's hospital subsidiaries did not file for bankruptcy protection and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, all lease and debt obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors. A $62.0 million credit facility (the "Credit Facility"), collateralized at the subsidiary level, is not directly affected by PHC's bankruptcy filing. The Company expects cash on hand, cash generated from operations and asset sales to be sufficient to meet the working capital and capital expenditure needs of the hospital subsidiaries during the restructuring process.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. PHC continues to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Simultaneously with the commencement of its bankruptcy case, PHC filed an initial plan of reorganization (the "Initial Plan") pursuant to which PHC proposed to effect its capital restructuring. On

November 2, 2000, after notice and a hearing, PHC's Disclosure Statement under
Section 1125 of the Bankruptcy Code with Respect to the Initial Plan was approved, and PHC was authorized to solicit the acceptance or rejection of the Initial Plan by creditors entitled to vote. The Initial Plan was accepted by holders of the Notes, general unsecured claims and common stock prior to December 8, 2000, the date originally set by the Court for the hearing on confirmation of the Initial Plan. However, on December 5, 2000, two proofs of claim aggregating approximately $94.0 million were filed with the Court by a private person (the "Relator") on behalf of the United States and California for alleged violations by PHC under the Federal False Claims Act and the California False Claims Act (the "Claims"). The Claims were based on a partially excised complaint in a qui tam action filed by the Relator under seal in June 1998 in the United States District Court for the Central District of California, Western Division, as Case No. 98-4564 (Shx) (the "Qui Tam Action"). A material condition to the effectiveness of the Initial Plan was that the aggregate amount of the allowed and disputed general unsecured claims would not exceed $15.0 million. The aggregate amount of the Claims, as filed, together with other claims filed that were not anticipated by PHC, exceeded this cap. Accordingly, at PHC's request, on December 8, 2000, the Court continued the hearing on confirmation of the Initial Plan to permit PHC to file, and the Court to consider, an objection to and a motion to estimate the Claims. On or about March 14, 2001, the United States and California amended their proof of claims, thereby reducing the amounts sought under the Claims to approximately $45.0 million in aggregate.

         To avoid the costs of further litigation and to proceed with confirmation of PHC's plan of reorganization, on April 17, 2001, the Company signed a settlement agreement with the United States, California and the Relator to resolve their proofs of claim (the "Qui Tam Claims Settlement"). In general, the principal settlement terms are the following: the United States, California and the Relator agreed to grant the Company certain releases and to dismiss the litigation against the Company pending in another federal court. The Company agreed that the United States, California and the Relator would have allowed general unsecured claims in the bankruptcy case in the aggregate amount of $5.5 million (the "Allowed Qui Tam Claims") and that the allowed claims would be entitled to share with other allowed general unsecured claimants in the distribution of 11.5% Senior Notes (due on August 15, 2005) (the "New Notes") and common stock of reorganized PHC and a cash payment to be issued under PHC's plan of reorganization. In connection therewith, the Company accrued $5.5 million at December 31, 2000, which has been included in "Liabilities Subject to Compromise." The Company also agreed to enter into a five year Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Company denied any liability or wrongdoing. The settlement agreement is the result of extensive, arm's-length negotiations between PHC, in consultation with the creditors committee, and the Relator and the government entities. The Court approved the settlement agreement on May 22, 2001.

         On April 23, 2001, PHC filed the First Amended Chapter 11 Plan of Reorganization (the "Amended Plan") reflecting changes made necessary by (i) the Allowed Qui Tam Claims, together with other claims filed that were not anticipated by PHC, and (ii) the downward revisions in the Company's projected future operating results due to the opening of a competing hospital in the Company's Fargo, North Dakota market in November 2000, which had a greater than anticipated negative impact on the Company's results of operations. Upon the effective date (the "Effective Date") of the Amended Plan, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void, and current equity holders will not receive stock or warrants, as had previously been provided in the Initial Plan. PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests. Also upon the Effective Date, PHC will merge into a wholly owned subsidiary incorporated in Delaware and will cease to exist as a separate company, and the wholly owned subsidiary will emerge from bankruptcy as reorganized PHC and will be known as Clarent Hospital Corporation. Additionally, all principal and interest outstanding on the Notes and allowed general unsecured claims will be exchanged for (i) New Notes in the aggregate principal amount of $130.0 million (ii) a cash payment, as defined in the Amended

 Plan, and (iii) 100.0% of the new common stock issued by the reorganized PHC under the Amended Plan. Interest on the New Notes shall accrue commencing on the Effective Date. The Amended Plan incorporates the terms of the Qui Tam Claims Settlement.

         On May 25, 2001, the Bankruptcy Court approved the Amended Plan. The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. Upon the Effective Date, reorganized PHC will take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities law. Additionally, reorganized PHC will have a limited number of stockholders and does not plan to list the New Notes on an exchange. Therefore, PHC will not be required to file periodic public reports, although the new board of directors may seek to voluntarily register its new common stock with the SEC or to list the New Notes on an exchange at a future date and thus become a publicly reporting company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceeding Under Chapter 11 of the Bankruptcy Code," for a more comprehensive discussion of this matter.


ISSUES AFFECTING LIQUIDITY

         The Company incurred significant operating losses in 2000. Furthermore, the Company is in a highly leveraged financial position with limited borrowing capacity available under its Credit Facility in excess of principal currently outstanding. These matters and certain developments described above have raised substantial doubt as to the Company's ability to continue operations as a going concern. The report of the Company's independent auditors, PricewaterhouseCoopers LLP, includes an explanatory paragraph that refers to substantial doubt about the Company's ability to continue as a going concern.

         On May 16, 2000, certain subsidiaries of the Company entered into a new credit agreement with a lending group that provides a $62.0 million revolving credit and letter of credit guaranty facility (the "Credit Facility"), expiring May 15, 2003. The Credit Facility was used to refinance obligations outstanding under the Company's prior off-balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is collateralized by all of those entities' patient receivables (as defined), certain other assets of the Company and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to the hospitals' eligible patient receivables and certain operating measurements, as defined.

         The Company has retained an investment banking firm to review its strategic alternatives following its emergence from Chapter 11 bankruptcy protection, including, among others, the possible disposition of some or all of the Company's hospital assets. The investment banking firm is still in the preliminary stages of its work, and the Board of Directors of the Company has not approved any strategic recommendations from the firm. The Company cannot predict the ultimate outcome of this initiative.

DIVESTITURES AND CLOSURES OF HOSPITALS

         In December 2000, the Company sold its minority interest in IASIS for $7.9 million, net of expenses, resulting in a pretax gain of $3.3 million. The minority interest was retained as part of the Company's 1999 sale of its hospital operations in the Salt Lake City area, as discussed further below. This gain was offset by $350,000 in losses due to the write-down of certain notes received in conjunction with a prior year disposition.

         Pursuant to a recapitalization agreement completed on October 8, 1999, the Company sold 93.9% of the outstanding common stock of a wholly owned subsidiary ("HoldCo") to JLL Healthcare, LLC, an affiliate of the private equity firm of Joseph Littlejohn & Levy, Inc., for $280.0 million in cash, including net working capital. The Company retained a minority interest in the outstanding common stock of HoldCo, which owned substantially all of the assets of five hospitals, with 640 licensed beds, and related facilities located in the Salt Lake City area (the "Utah Facilities"). Subsequent to the closing of the recapitalization agreement, IASIS Healthcare Corporation, a Tennessee corporation, was merged with and into a wholly owned subsidiary of HoldCo, with the HoldCo subsidiary as the surviving entity. Following the merger, HoldCo changed its name to IASIS Healthcare Corporation, in which the Company retained a 5.8% minority interest.

         The recapitalization agreement was arrived at through an arm's length negotiation. Net cash proceeds were used to eliminate all indebtedness then outstanding under the Company's senior credit facilities totaling $223.5 million and to reduce $12.8 million in borrowings under the Company's former commercial paper program. The Company also eliminated $7.8 million in annual facility operating lease payments related to one of the Utah Facilities and $7.6 million in letter of credit obligations.

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

         Effective March 31, 1999, the Company sold the stock of Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed bed facility located in Tennessee. The sales price of approximately $2.2 million, including net working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million in promissory notes.

BUSINESS STRATEGY

         The Company generally seeks to operate hospitals in small to mid-sized markets. The Company focuses on increasing its market share by implementing operating strategies to position each of its hospitals as a preeminent provider of healthcare services on a quality, cost-effective basis that meets the needs of the communities that the facilities serve. The Company continually analyzes whether each of its hospitals fits within its strategic plans and will continue to evaluate ways in which its assets may be used to maximize shareholder value. To that end, the Company may from time to time elect to close, sell, exchange or convert to alternate use certain of its facilities in order to respond to changing market conditions. When appropriate and to the extent financial resources permit, the Company will pursue growth opportunities through selective acquisition of additional hospitals in markets where the Company can develop a preeminent market position. In light of the uncertainties discussed in "Issues Affecting Liquidity," the Company is uncertain as to its acquisition and disposition plan in 2001 and beyond.

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

         The Company selectively adds new services such as orthopedic surgery, cardiology, pain management and industrial medicine programs at its hospitals and, where appropriate, invests in new technologies. The Company also develops complementary healthcare businesses such as primary care clinics to augment service capabilities and create a larger service network for its existing hospitals, thereby providing care in a cost effective and medically appropriate setting. In some cases, the Company may also acquire, merge or establish alliances with other providers through affiliation agreements, joint venture arrangements or partnerships. Historically, the Company's investment in its hospitals, primarily through capital expenditures, were financed through additional borrowings and internally generated funds. Due to the liquidity issues previously discussed, there can be no assurance that the Company will have sufficient resources to finance its capital expenditure plan in 2001.

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

         The Company has a program in each of its hospitals to ensure that hospital employees are responding to patient needs. This program achieves its objective through employee training and by focusing management's attention on areas needing improvement on a timely basis.

         A key element of the Company's hospital operating strategy is to establish and maintain a cooperative relationship with its physicians. The Company focuses on supporting and retaining existing physicians and attracting additional qualified physicians in existing or under-served medical specialties. Furthermore, the Company has implemented a physician advisory board in each market. The Company's hospitals often provide newly recruited physicians with various services to assist them in opening and commencing their practices, including financial support and office rental space. The Company may affiliate, joint venture or partner with physician practices or, in selected cases, manage or acquire physician practices through appropriate subsidiaries and affiliated organizations. While physicians may terminate their association with a hospital at any time, the Company believes that by improving the level of care at its hospitals, equipping its hospitals with up-to-date medical technology and forging strong relationships with physicians, it will attract and retain qualified physicians.

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

         STANDARDIZED POLICIES AND PROCEDURES AND MANAGEMENT INFORMATION SYSTEMS
- The Company's hospitals are managed by experienced hospital administrators and financial personnel. To assist them, the Company has sought to maintain financial control and to improve operating practices at the hospitals through standardization. To that end, the Company has developed a comprehensive financial reporting system and implemented standardized policies and procedures. The Company uses the financial reporting system to monitor certain key financial data and operating statistics at each facility, to establish the annual budget and to measure the hospitals' financial and operational performance. The Company has also standardized systems for patient billings, general accounting and payroll, as well as clinical applications and has installed systems to manage staffing resources and to monitor the profitability of managed care contracts. In addition, the Company has implemented policies and procedures to guide its facilities in areas such as quality and customer service, physician relations and arrangements, human resources, billings and collections, regulatory and ethical compliance though its corporate compliance program and accounting and financial reporting.

OPERATIONS

         The Company seeks to create a local healthcare system in each of its markets that offers a continuum of inpatient, outpatient, emergency and alternative care options. In many of its markets, the Company will establish its acute care hospitals as the hub of a local provider system that can include home health agencies, clinics, physician practices and medical office buildings.

         ACUTE CARE HOSPITALS - The Company owns and operates 10 acute care hospitals with a total of 1,287 licensed beds in seven states. Each of the Company's acute care hospitals provides a broad array of general medical and surgical services on an inpatient, outpatient and emergency basis, including some or all of the following: intensive and cardiac care, obstetrics, rehabilitative and skilled nursing services on an inpatient basis and ambulatory surgery, laboratory and radiology services on an outpatient basis.

         HOME HEALTH AGENCIES - The Company provides home health services through five of its hospitals in four states. These services include home nursing, infusion therapy, physical therapy, respiratory services and other rehabilitative services.

         PHYSICIAN PRACTICES - The Company owns and operates a number of physician practices in rural and urban settings. Most of these practices are primary care physician offices where the physicians are employed by or are under contract with one of the Company's hospitals or a related entity. The physician practices serve to complement the Company's acute care hospitals in their respective markets by allowing the Company to provide a wider range of services in optimal settings.

         MEDICAL OFFICE BUILDINGS - The Company owns, leases or manages 16 medical office buildings located adjacent to certain of its hospitals.

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

         On July 1, 1998, the Company completed the purchase from its partner of the remaining 50% partnership interest in Dakota Heartland Health System ("DHHS") thereby giving the Company 100% ownership of DHHS. DHHS owns and operates a 218-bed general acute care hospital in Fargo, North Dakota. At the time of the acquisition, DHHS was one of two primary healthcare providers. In November 2000, a competing hospital opened in the Company's Fargo, North Dakota market. This not-for-profit hospital is supported by a physician group who formerly admitted a significant number of patients to DHHS, and consequently, DHHS experienced a substantial drop in patient volumes and financial performance in the fourth quarter of 2000. The Company expects patient volumes and financial performance at this facility to remain significantly below historical levels, which will have a material adverse impact on both the hospital's and the Company's financial performance in the months ahead. For the year ended December 31, 2000, DHHS accounted for 26.4% of total hospital net revenue and 43.8% of hospital Adjusted EBITDA reported by the Company. The Company is currently evaluating various business alternatives to preserve DHHS' position in this market. While management is unable to predict the ultimate impact of this new facility on the Company's results of operations, it believes that DHHS will continue to generate positive operating cash flow.

         The competitive position of the Company's hospitals also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by Federal and state governments and other major purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in an effort to contain healthcare costs. As employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs, the importance of obtaining managed care contracts has increased over the years and is expected to continue to increase. In many of the Company's existing markets, the competitive position of its hospital is dependent on its ability to obtain managed care contracts at reasonable terms. Under such contracts, health care providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/enrollees to those providers. The profitability of such contracts depends upon the provider's ability to negotiate payments per patient that, in the aggregate, are adequate to cover the cost of meeting the health care needs of the covered persons. The Company currently has no contracts to provide services on a capitated basis.

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

SOURCES OF REVENUE

         The Company receives payment for services rendered to patients from private payors (primarily private insurance), managed care providers, the Federal government under the Medicare and TriCare programs and state governments under their respective Medicaid programs. See "Hospital Accreditation and Government Regulation - Medicare, Medicaid."

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



                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000            1999            1998
                                              ---------       ---------       ---------

Medicare ...............................           42.3%           41.1%           42.6%
Medicaid ...............................            7.5%            7.4%           11.0%
Managed care ...........................           38.8%           33.8%           31.4%
Private insurance and other payors .....           11.4%           17.7%           15.0%
                                              ---------       ---------       ---------
                                                  100.0%          100.0%          100.0%
                                              =========       =========       =========


         Amounts received from most payors are less than the hospitals' customary charges for the services provided. All of the Company's hospitals (as do most acute care hospitals) derive a substantial portion of their revenue from the Medicare and Medicaid programs, which pay participating health care providers for covered services rendered and items provided to qualified beneficiaries. Both of these programs are heavily regulated and use complex methods for determining payments to providers. These programs are subject to frequent changes and in recent years have made substantial reductions payments to hospitals for certain services. In light of the high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Hospital Accreditation and Governmental Regulation."

         The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs. In recent years, the Company's hospitals have experienced a shift in payor mix from traditional Medicare/Medicaid to managed care consistent with industry trends. The revenues and operating results of most of the Company's hospitals are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Company is responding to this trend by dedicating resources and managed care professionals to evaluate and negotiate contracts with these payors and obtain better rates and by avoiding entering into capitation arrangements. Also, the Company has installed information systems to improve management's ability to monitor compliance of hospital billing and collection practices with the negotiated rates. While management has been successful in negotiating higher rates under its managed care contracts, the trend toward managed care has and may continue to adversely affect the Company's ability to grow net operating revenue and improve operating margins.

HOSPITAL ACCREDITATION AND GOVERNMENT REGULATION

         All hospitals, and the healthcare industry generally, are subject to compliance with various Federal, state and local regulations relating to licensure, operations, billing, reimbursement, relationships with physicians, construction of new facilities, expansion or acquisition of existing facilities, the offering of new services and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties and/or required to repay amounts received from government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions.

         All facilities receive periodic inspection by state and local licensing agencies, as well as by non-governmental organizations acting under contract or pursuant to Federal law, to review compliance with standards of medical care and requirements concerning facilities, equipment, staffing, cleanliness and related matters. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of the ability to admit new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid (from which the Company derives substantial revenues) or the revocation of facility licenses. While all of the Company's hospitals have obtained the licenses that the Company believes are necessary under applicable law for the operation of the hospitals, there can be no assurance that its hospitals will be able to comply in the future or that future regulatory changes will not have an adverse impact on the Company. At December 31, 2000, all of the Company's hospitals were accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), allowing them to participate in the Medicare/Medicaid programs.

         CERTIFICATE OF NEED - In four of the states in which the Company's hospitals operate, certificate of need ("CON") regulations control the development and expansion of healthcare services and facilities. Those regulations generally require proper government approval for the expansion or acquisition of existing facilities, the construction of new facilities, the addition of new beds, the acquisition of major items of equipment and the introduction of certain new services. Failure to obtain necessary approval can result in the inability to complete a project, the imposition of civil and, in some cases, criminal sanctions, the inability to receive Medicare, Medicaid and Tricare reimbursement and/or the revocation of a facility's license. Of the seven states in which the Company operates, a CON is required in Florida, Georgia, Tennessee and Virginia.

         MEDICARE - The Federal Medicare program provides medical insurance benefits, including hospitalization, principally to persons 65 and older and to certain disabled persons. Each of the Company's hospitals is certified as a provider of services under the Medicare program, and a substantial portion of the Company's revenue is derived from patients covered by this program. See "Sources of Revenue" above. The Medicare program has undergone significant changes during the past several years to reduce overall healthcare costs, which have resulted in reduced rates of growth in reimbursement payments for a substantial portion of hospital procedures and charges. In addition, the requirements for certification in the Medicare program are subject to change. In order to remain qualified for the program, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. Although the Company intends to continue its participation in the Medicare program, there is no assurance that it will continue to qualify for participation.

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

         The DRG rates are updated annually to account for projected inflation. For several years the annual updates or percentage increases to the DRG rates have been lower than the actual inflation in the cost of goods and services purchased by general hospitals. The inflation index used by the Health Care Financing Administration ("HCFA") to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "market basket"). The increase in the market basket for the federal fiscal year ("FY") beginning on October 1, 2000 ("FY 2001") is 3.4%. During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April 2001 and for the period of April 1, 2001 through September 30, 2001, certain additional reimbursements will be remitted to hospitals. The Balanced Budget Act of 1997 ("BBA-97") established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30,
2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BIPA increased reimbursement for Medicare bad debts from 55% to 70% with an effective date of January 1, 2001 for most of the Company's facilities. Although recent regulatory changes have been favorable, the Company cannot predict how future regulatory adjustments by Congress and HCFA will affect the profitability of its health care facilities.

         Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 required that payment for those services be converted to PPS, which was implemented on August 1, 2000. Prior to October 1, 1990, Medicare payments for outpatient hospital-based services were generally the lower of hospital costs or customary charges. Due to federal budget restraints, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-1993") reduced Medicare payments for the majority of outpatient services to the lower of 94.2% of hospital costs, customary charges or a blend of 94.2% of hospital costs and a fee schedule (such fee schedule generally being lower than hospital costs) through FY 1998. BBA-97 and the Balanced Budget Refinement Act of 1999 ("BBRA-99") extended this reduction to the first date that an outpatient PPS was implemented. On August 1, 2000, as required by BBA-97 and BBRA-99, a Medicare PPS went into effect for hospital outpatient services. Under the outpatient PPS, all outpatient services are grouped into Ambulatory Payment Classifications ("APCs"). Services in each APC are clinically similar and are conceptually similar in terms of the resources they require. A payment rate has been established by HCFA for each APC, with adjustments provided for geographic wage differentials. Hospitals may be paid more than one APC per patient and per encounter, depending upon the services required by and provided to the Medicare eligible beneficiary. Significantly, the outpatient PPS revises the way in which beneficiary co-insurance amounts are determined. Initially, co-insurance amounts will be based on 20% of the national median charge for the APC. BBRA-99 limits beneficiary liability so that no co-insurance amount can be greater than the Medicare hospital inpatient deductible for a given year. The outpatient PPS provides for a transitional adjustment to limit potential payment reductions experienced as a result of the transition to prospective encounter payments. For the years 2000 through 2003, providers will receive an adjustment if their payment-to-cost ratio for outpatient services furnished during the year is less than a set percentage of their payment-to-cost ratio for those services in their cost reporting period ending in 1996 (the base year). Rural hospitals with 100 or fewer beds and cancer hospitals will be held harmless under this provision. In addition, small rural hospitals, for services furnished before January 1, 2004, will be maintained at the same payment-to-cost ratio as their base year cost report, if their PPS payment-to-cost ratio is less. Preliminary estimates and initial payment amounts have indicated that the outpatient PPS will not have a material impact on reimbursement to the Company. The Company anticipates the Medicare outpatient prospective payment system will continue to be subject to future adjustments. Outpatient laboratory services and certain physical or occupational therapy services are paid based on a fee schedule which is substantially lower than customary charges.

         Prior to 1988, Medicare reimbursed hospitals for 100% of their share of capital related costs, which included depreciation, interest, taxes and insurance related to plant and equipment for inpatient hospital services. The reimbursed rate was reduced thereafter to 90% of costs. Federal regulations, effective October 1, 1991, created a PPS for inpatient capital costs to be phased in over a ten-year transition period from a hospital-based rate to a fully Federal payment rate or a per-case rate, which is likely to result in further reductions in the rate of growth in reimbursement payments. Beginning with cost reporting periods on or after October 1, 2001, all hospitals are to be paid at the standard Federal rate. Additionally, pursuant to BBA-97, capital rates were reduced by an additional 2.1%. For FY 2001, HCFA announced a 1.3% increase to the Federal rate. The Company anticipates further adjustments in the future but is unable to predict the amount or impact of future adjustments.

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

         On October, 1, 2000, as required by BBA-97 and BBRA-99, Medicare began paying all home health agencies under a PPS system. Medicare will pay home health care agencies for each covered 60-day episode of care for each Medicare beneficiary who continues to remain eligible for home health services. The home health care PPS system provides payment at a higher rate for the beneficiaries with greater medical needs, based upon a payment system that relies upon data collected by caregivers on a patient clinical assessment. PPS rates for FY 2001 range from $1,100 to $5,900, depending upon the intensity of care required by each beneficiary, with actual rates adjusted by HCFA to reflect the geographic area wage differentials. Home health care agencies will receive less than the full PPS amounts in those instances where they provide only a minimal number of visits to beneficiaries. In addition, the new PPS provides for "outlier" payments in instances where the costs of care are significantly higher than the specified rate. In most other instances, they will be paid the full PPS amount. The Company cannot fully assess the impact of the new PPS system at this time. The Company anticipates that payments for home health services may be limited or reduced as a result of this legislation.

         BBA-97 mandated numerous other adjustments and reductions to the Medicare system that may adversely impact the Company's operations. With respect to the valuation of capital assets as a result of a change in hospital ownership, BBA-97 eliminates the allowance for return on equity capital, and bases reimbursement on the book value of the assets, recognizing no gain or recapture of depreciation. In addition, BBA-97 mandated the following changes:
(i) a reduction in the bonus payments made to hospitals whose costs are below the target amounts from 5% of the target amount to 2% and (ii) the transition of skilled nursing home reimbursement to PPS, based upon 1995 allowable costs, with a three year transition period beginning on or after July 1, 1998.

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

         BBA-97 repealed the Boren Amendment to the Medicaid Act to give states greater flexibility in establishing Medicaid payment methods and rates. The Boren Amendment previously required states to undertake a financial analysis and provide assurance to the Federal government that the Medicaid rates were reasonable in meeting the costs incurred by healthcare providers in providing care to Medicaid patients. In lieu thereof, Congress has mandated that states employ a rate setting process that requires prior publication and an opportunity for provider comment on the rates, effective for rates of payment on and after January 1, 1998.

         Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. California changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to the uninsured and underinsured persons. The Virginia Medicaid program has contracted with managed care payors and effectively has assigned to these payors the ability to determine the composition of the provider network. Texas was denied a waiver under Section 1115 of BBA-97 but is in the process of implementing regional managed care programs under a more limited waiver. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

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

         THE EMERGENCY MEDICAL TREATMENT AND ACTIVE LABOR ACT - Congress adopted the Federal Emergency Medical Treatment and Active Labor Act ("EMTALA") in response to reports of a widespread hospital emergency room practice of "patient dumping." At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient's inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. These requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. Sanctions, which may be imposed on a physician, hospital or other facility failing to fulfill these requirements, include termination of a hospital's Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable (i) an individual who suffers personal harm as a direct result of a violation of the law and (ii) a medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law to sue the offending hospital for damages and equitable relief. The Company believes that hospital practices are in compliance with EMTALA.

         HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 - The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance effectiveness and efficiency of the health care industry. On August 17, 2000, the Department of Health and Human Services ("HHS") published final regulations establishing electronic data interchange ("EDI") and code set standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. The Administrative Simplification Provisions of HIPAA also mandates the adoption of national standards to protect the security and privacy of health-related information. HHS proposed security standards on August 12, 1998. The proposed security standards have not been finalized, but as proposed would require health care providers to implement organizational and technical practices to protect the security of health-related information. In addition, HHS released final privacy regulations on December 28, 2000. These privacy rules extensively regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, orally or on paper. The final privacy regulations provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. Compliance with these privacy standards is required by April 14, 2003. However, these privacy regulations could be further amended prior to the compliance date. Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. The Company has begun the assessment phase of its organizational policies, procedures and technical infrastructure for HIPAA compliance. At this time, the Company anticipates that it will be able to fully comply with the HIPAA requirements that have been adopted. However, the Company cannot currently estimate the cost of implementing the required modifications.

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

MEDICAL STAFF AND EMPLOYEES

         At December 31, 2000, the Company had approximately 3,800 full-time and part-time employees. The Company also had 870 licensed physicians who were members of the medical staffs of the Company's hospitals. Physician staff members may also serve on the medical staffs of other hospitals and each may terminate his or her affiliation with the Company's hospitals at any time. The Company is subject to Federal and state employment laws and the Federal minimum wage and hour labor laws. The Company also maintains employee benefit plans, which are subject to reporting and operational compliance with the Internal Revenue Code and the U.S. Department of Labor. Labor relations at the Company's hospitals have been satisfactory.

LIABILITY INSURANCE

         The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment provided at its facilities. The Company maintains insurance and, where appropriate, reserves for possible liabilities arising from such claims. The Company is self-insured for the first $1.0 million per occurrence of general and professional liability claims. Excess insurance amounts up to $50.0 million are covered by third party insurance carriers. The Company records an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. Although the Company believes that its insurance and loss reserves are adequate, there can be no assurance that such insurance and loss reserves will cover all potential claims that may be asserted.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is certain information regarding the executive officers of the Company.

         ROBERT L. SMITH, age 49, joined the Company as Chief Executive Officer and director effective March 27, 2000. Since March 1999, Mr. Smith was Divisional Vice President of Christus Health, a Dallas-based not-for-profit healthcare system. Prior to Christus Health, he was Chief Executive Officer and Regional President of the Southeast Texas Operating Division of the Sisters of Charity of the Incarnate Word Health Care System since 1995. Prior thereto, Mr. Smith spent 14 years with National Medical Enterprises, Inc. ("NME"), predecessor company to Tenet Healthcare Corporation, where he held a number of divisional senior management positions.

         LAWRENCE A. HUMPHREY, age 45, Chief Financial Officer since August 1999 and has served as Executive Vice President - Finance since June 1997, and as Senior Vice President, Corporate Finance since August 1996. Effective February 1996, Mr. Humphrey was promoted to Senior Vice President - Corporate Finance. From 1993 to 1994, he was Operations Controller, and from September 1994 to 1996, he was Vice President - Operations Finance of Champion. Prior thereto, he was employed in various management positions for 12 years by NME. Mr. Humphrey is a Certified Public Accountant.

         DEBORAH H. FRANKOVICH, age 54, Senior Vice President and Treasurer since June 1997, has served as Vice President and Treasurer since August 1996. From 1994 to 1996, she was Vice President and Treasurer of Champion. From 1990 to 1994, she was a healthcare financing consultant. Prior thereto, she was Vice President and Treasurer of Healthcare International, Inc. from 1985 to 1989, and Vice President and Treasurer of HealthVest, which she co-founded, from 1986 to 1990. Prior to joining Healthcare International, she worked in the New York healthcare lending group of Citibank for seven years.

         ROBERT M. STARLING, age 41, a Senior Vice President and Controller since June 1997, has served as Vice President and Controller since August 1996. From 1995 to 1996, he was Vice President and Controller of Champion. Prior thereto, he was Director of Finance for Columbia/HCA Healthcare Corporation from July 1994 to December 1994 and an Audit Manager with Coopers and Lybrand LLP (now PricewaterhouseCoopers LLP) from 1986 to 1994. Mr. Starling is a Certified Public Accountant.

         During 2000, the following executive officers resigned from the
Company: James G. VanDevender, Interim Chief Executive Officer and director; and Michael M. Brooks, Senior Vice President - Development. The following executive officers resigned from the Company in February 2001: Tod B. Mitchell, Senior Vice President, Operations Finance; Steven D. Porter, Senior Vice President, Operations.

ITEM 2. PROPERTIES

         The following table sets forth the name and location of facility, date of acquisition and number of licensed beds for each of the hospitals operated by the Company as of December 31, 2000. Unless otherwise indicated, all hospitals are owned by the Company.


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
                                                                                                    =====

----------

(1)      Hospital facility is leased.

(2) The Company owns an 89.7% general partnership interest in a limited partnership that owns the hospital.

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

ITEM 3. LEGAL PROCEEDINGS

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings under Chapter 11 of the Bankruptcy Code," for a more comprehensive discussion of this matter.

 On December 5, 2000, two proofs of claim aggregating approximately $94.0 million were filed with the Bankruptcy Court by a private person (the "Relator") on behalf of the United States and California for alleged violations by PHC under the Federal False Claims Act and the California False Claims Act (the "Claims"). The Claims were based on a partially excised complaint in a qui tam action filed by the Relator under seal in June 1998 in the United States District Court for the Central District of California, Western Division, as Case No. 98-4564 (Shx). On or about March 14, 2001, the United States and California amended their proof of claims, thereby reducing the amounts sought under the Claims to approximately $45.0 million in aggregate. To avoid the costs of further litigation and to proceed with confirmation of PHC's plan of reorganization, on April 17, 2001, the Company signed a settlement agreement with the United States, California and the Relator to resolve their proofs of claim (the "Qui Tam Claims Settlement"). In general, the principal settlement terms are the following: the United States, California and the Relator agreed to grant the Company certain releases and to dismiss the litigation against the Company pending in another federal court. The Company agreed that the United States, California and the Relator would have allowed general unsecured claims in the bankruptcy case in the aggregate amount of $5.5 million and that the allowed claims would be entitled to share with other allowed general unsecured claimants in a distribution of New Notes and common stock of reorganized PHC and a cash payment to be issued under the Plan. The Company also agreed to enter into a five year Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Company denied any liability or wrongdoing. The settlement agreement is the result of extensive, arm's-length negotiations between PHC, in consultation with the creditors committee, and the Relator and the government entities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings under Chapter 11 of the Bankruptcy Code," for a more comprehensive discussion of this matter.

         A subsidiary of the Company is a defendant in two law suits alleging certain violations of Federal and North Dakota wage and hour laws for the period 1994 through 1998 at the Fargo, North Dakota hospital. The actions currently pending are Sister Colette Werlinger, et al., vs. Champion Healthcare Corporation, et al., Civ. NO. 97-2466 (District Court, County of Cass, State of North Dakota) and Sister Juliana Wisnewski, et al., vs Champion Healthcare Corporation, et al., Civil No. A3-96-72 in the United States District Court for the District of North Dakota, Southeastern Division, on appeal as Shelly Reimer, et al. vs. Champion Healthcare Corporation, et al., Case No. 00-2413 in the United States 8th Circuit Court of Appeals. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," for a more comprehensive discussion of these matters.

         On April 26, 2001, the Company learned that a private person acting on behalf of the United States had filed a civil damages action under seal in February 1996 against many defendants throughout the United States, including a subsidiary of the Company, Paracelsus Fentress County General Hospital, Inc. ("Fentress"), in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Fentress and the other defendants committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain types of pneumonia. The complaint seeks an unspecified amount of money damages, penalties, costs and reasonable attorney's fees and other unspecified relief. The United States has not intervened in the case, and Fentress has not been formally served with the complaint. Before learning of the complaint, Fentress had been involved in discussions with the Federal government regarding a review of pneumonia claims filed with the Medicare program by Fentress for years 1992-1997 with a view to a possible settlement of the issue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation," for a more comprehensive discussion of these matters.

         Also on April 26, 2001, the Company learned that an unidentified private person acting on behalf of the United States had filed a civil damages action under seal in July 2000 against the Company and Fentress in the United States District Court for the Middle District of Tennessee. The complaint alleged that

Fentress committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain medical conditions and that the Company assisted Fentress. The complaint seeks money damages of not less than $5 million, treble the amount of damages, penalties and other unspecified relief. The Company is in the preliminary stages of its review of this matter and is unable to predict at this time what impact, if any, this action will have on the Company's financial condition, results of operations or liquidity.

         The United States has not intervened in the case, and neither the Company nor Fentress have been formally served with the complaint. If the Company or Fentress is served and made a defendant in the case, it will vigorously defend.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 2, 2000, after notice and a hearing, PHC's Disclosure Statement under Section 1125 of the Bankruptcy Code with Respect to the Initial Plan was approved, and PHC was authorized to solicit the acceptance or rejection of the Initial Plan by creditors and other parties entitled to vote. Pursuant to such solicitation, approximately 98.2% of the shares of PHC's common stock were voted in favor of the Initial Plan. However, pursuant to the Amended Plan submitted on April 23, 2001, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void upon the Effective Date, and current equity holders will not receive stock or warrants, as had previously been provided in the Initial Plan. Accordingly, PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests; therefore, such holders will be deemed to have rejected the Amended Plan under the Bankruptcy Code. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings under Chapter 11 of the Bankruptcy Code," for a more comprehensive discussion of this matter.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

         The Company's common stock trades on the Over the Counter Bulletin Board Service ("OTCBB") under ticker symbol "PLHCQ." Under the Amended Plan, all shares of the Company's common stock held by existing equity holders will be canceled and rendered null and void, and PHC's current equity holders will neither receive nor retain any property on account of such equity interests. At May 25, 2001, there were approximately 1,606 holders of record of the Company's common stock. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated:


                                                  HIGH            LOW
                                                ---------      ---------
Fiscal Year Ended December 31, 2000
  First Quarter ..........................      $    0.63      $    0.19
  Second Quarter .........................           0.25           0.03
  Third Quarter ..........................           0.11           0.03
  Fourth Quarter .........................           0.03           0.01


Fiscal Year Ended December 31, 1999
  First Quarter ..........................      $    1.56      $    1.00
  Second Quarter .........................           1.38           1.00
  Third Quarter ..........................           1.38           0.75
  Fourth Quarter .........................           0.94           0.25


         The Company did not declare a cash dividend in 2000 and 1999 and does not anticipate the payment of any cash dividends in the foreseeable future. Restrictions imposed by the Company's existing debt obligations also limit the Company's ability to pay dividends.

         The Company did not issue any unregistered securities during 2000. In connection with the settlement of the Shareholder Litigation in 1999 (the "Shareholder Litigation"- see Item 8, Note 3), the Company issued 1.5 million shares of common stock for purposes of distribution to class members and 1.0 million shares of common stock to terminate a service and advisory contract with a former chairman of the Board of Directors. The securities issued were exempt from registration with the U.S. Securities and Exchange Commission (the "SEC") pursuant to Section 3(a)(10) of the Securities Act of 1933.

         On May 23, 2000, the New York Stock Exchange (the "Exchange") suspended trading of the Company's common stock and shortly thereafter applied to the SEC to delist the issue. Among the reasons cited by the Exchange were an abnormally low trading price, and that the Company had fallen below certain of the Exchange's continued listing criteria. On June 5, 2000, the Company's common stock began trading on the OTCBB under ticker symbol "PLHCQ." On July 13, 2000, the SEC granted the Exchange's application to remove the Company's common stock from listing and registration on the Exchange under the Securities Act of 1934. The removal from listing and registration was effective on July 14, 2000.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (See Item 8).

         The 2000 Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 case or other matters discussed herein. The report of the Company's independent auditors, PricewaterhouseCoopers LLP, includes an explanatory paragraph that refers to substantial doubt about the Company's ability to continue as a going concern.


                                                           ($ IN 000'S, EXCEPT PER SHARE DATA AND RATIOS)


YEARS ENDED DECEMBER 31,                              2000             1999             1998             1997              1996
                                                   ----------       ----------       ----------       ----------       ----------
INCOME STATEMENT DATA
Net revenue .................................      $  369,151       $  516,537       $  664,058       $  659,219       $  493,106
Operating expenses ..........................        (341,250)        (474,108)        (584,594)        (587,559)        (496,782)
Capital costs (a) ...........................         (60,686)         (89,830)         (90,189)         (77,551)         (54,761)
Equity in earnings of Dakota Heartland
   Health System ............................              --               --               --            9,794            3,207
Impairment charges (b) ......................         (29,673)              --           (1,417)          (7,782)         (72,322)
Merger costs ................................          (8,233)              --               --               --          (40,804)
Unusual items (c) ...........................           2,955           (4,248)           6,637            6,531          (60,521)
Gain on sale of facilities ..................          (7,734)          77,454            6,825               --               --
Reorganization costs ........................              --               --               --               --               --
Minority interests ..........................              --              (54)          (3,180)          (1,996)          (1,806)
                                                   ----------       ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations before income
   taxes and extraordinary loss .............         (75,470)          25,751           (1,860)             656         (230,683)
Provision (benefit) for income taxes (d) ....              --           54,207              693            1,812          (76,186)
                                                   ----------       ----------       ----------       ----------       ----------
Income (loss) from continuing
   operations before extraordinary loss .....         (75,470)         (28,456)          (2,553)          (1,156)        (154,497)
Loss from discontinued operations (d) .......              --           (1,019)          (2,424)          (5,243)         (70,995)
                                                   ----------       ----------       ----------       ----------       ----------
Income (loss) before extraordinary loss .....         (75,470)         (29,475)          (4,977)          (6,399)        (225,492)
Extraordinary loss (d) (e) ..................              --           (4,168)          (1,175)              --           (7,724)
                                                   ----------       ----------       ----------       ----------       ----------
Net income (loss) ...........................      $  (75,470)      $  (33,643)      $   (6,152)      $   (6,399)      $ (233,216)
                                                   ==========       ==========       ==========       ==========       ==========
Income (loss) per share - basic and
    assuming dilution:
    Continuing operations ...................      $    (1.29)      $    (0.51)      $    (0.05)      $    (0.02)      $    (3.94)
    Net income (loss) .......................      $    (1.29)      $    (0.60)      $    (0.11)      $    (0.12)      $    (5.95)

Weighted average common shares
   outstanding (f) ..........................          58,718           55,957           55,108           54,946           39,213

                                   Continued.


YEARS AT DECEMBER 31,                              2000           1999            1998            1997           1996
                                                ---------       ---------       ---------      ---------      ---------
BALANCE SHEET DATA
Cash and cash equivalents .................     $  17,140       $  22,723       $  11,944      $  28,173      $  17,771
Net working capital (deficit) (g) .........        57,715        (309,157)         22,526         37,378         33,762
Total assets ..............................       406,499         437,058         716,102        734,824        772,832
Long-term debt (h) ........................        33,537           3,685         533,048        491,914        491,057
Liabilities subject to compromise .........       373,012              --              --             --             --
Long-term debt in default classified as
   current liabilities ....................         3,085         335,445              --             --             --
Stockholders' equity (deficit) ............       (70,200)          5,197          34,341         42,003         48,487
Book value per share ......................           N/A            0.09            0.62           0.76           0.88

RATIOS
Adjusted EBITDA  (i) ......................     $  27,901       $  42,375       $  76,284      $  79,458      $  (2,275)
Adjusted EBITDA margin ....................           7.6%            8.2%           11.5%          12.1%          (0.5)%
Debt to total debt and equity .............           N/A            98.5%           93.9%          92.1%          91.0%

----------

a)    Includes interest, depreciation and amortization.

b) Consists of (i) a $29.7 million ($0.51 per share) write-down of the Richmond, VA facility, certain clinic assets and home health operations of another facility in 2000 to estimated fair value (ii) a $1.4 million ($0.02 per share) write-down of certain Tennessee facilities in 1998,
      (iii) a $7.8 million ($0.09 per share) write-down of certain of the Company's Los Angeles Metropolitan hospitals ("LA Metro") in 1997 and (iv) in 1996, the write-down of PHC Regional Medical Center ("PHC Regional") for $52.5 million ($0.90 per share), certain LA Metro hospitals for $11.9 million ($0.20 per share) and two other facilities and estimated disposal costs of $7.9 million ($0.13 per share).

c) In 2000, a $8.2 million charge, which included a (i) $5.5 million charge to accrue for Allowed Qui Tam Claims, (ii) a $3.4 million charge to reflect legal fees incurred and estimated liability under a class action lawsuit brought against the Company's Fargo, North Dakota facility and
      (iii) a gain of $622,000 on insurance proceeds received as a result of flood damage sustained at the Fargo, North Dakota facility during 2000. The unusual charge in 1999 consists of (i) a $5.5 million corporate restructuring charge ($0.10 per share), (ii) a $2.2 million charge ($0.04 per share) associated with the execution of an executive agreement (the "Executive Agreement"), (iii) a $2.0 million charge ($0.04 per share) in the fourth quarter associated with litigation expenses and the write-down to net realizable value of a note receivable and other assets, all of which were related to sold facilities, offset by (iv) a $5.5 million gain ($0.10 per share) from the settlement of the Shareholder Litigation. Unusual items in 1998 consist of (i) a $7.5 million gain ($0.08 per share) from the settlement of a 1996 capitation agreement offset by (ii) a net charge of $863,000 ($0.01 per share) resulting from the execution of the Executive Agreement, the restructuring of certain home health operations, severances and the settlement of a contract dispute and litigation. Unusual items in 1997 consist of (i) a reversal of a loss contract accrual of $15.5 million ($0.17 per share), (ii) a charge of $3.5 million ($0.03 per share) relating to the closure of PHC Regional, (iii) a charge of $2.5 million ($0.03 per share) for a corporate reorganization and (iv) a charge of $3.0 million ($0.04 per share) for the settlement of certain litigation. Unusual items in 1996 consist of charges of $38.1 million ($0.65 per share) for a loss contract and $22.4 million ($0.38 per share) for expenses relating to certain investigation and other litigation matters.

d) The Company reserved all tax benefits generated in 2000. The provision for income taxes in 1999 includes an increase in income tax provision of $26.8 million ($0.48 per share) from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of this amount, $24.7 million was applied to increase income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. The benefit for income taxes in 1996 includes a reduction in income tax benefits of $50.0 million ($1.27 per share) from the recording of a valuation allowance. Of this amount, $17.7 million was applied to reduce income tax benefits on losses from continuing operations and the remaining $32.3 million to reduce income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary losses recorded in 1999 and 1996.

e)    Reflects loss associated with the early extinguishment of debt.

f) Reflects the effect of the 66,159.426-for-one stock split in conjunction with the Merger.

g) If the PHC Chapter 11 proceeding had not been filed, the Company would have reported a net working capital deficit of approximately $315.3 million at December 31, 2000.

h) Excludes long-term debt due within one year and long-term debt in default classified as current liabilities.

i) Adjusted EBITDA represents income (loss) from continuing operations before income taxes and extraordinary loss, depreciation and amortization, interest, impairment charges, merger costs, unusual items and gain from sale of facilities. While EBITDA is not a substitute for operating cash flows determined in accordance with generally accepted accounting principles, it is a commonly used tool for measuring a company's ability to service debt. Adjusted EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles and may not be comparable to similarly titled measures of other companies.

SELECTED OPERATING STATISTICS

         The following table sets forth selected operating statistics for the Company's consolidated hospitals for the periods and dates indicated.


                                                               YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                     2000               1999             1998
                                                  ------------      ------------      ------------
ACUTE CARE HOSPITALS(1):
 Total number of hospitals ..................               10                10                16
 Licensed beds at end of period .............            1,287             1,287             1,916
 Patient days ...............................          187,387           246,203           311,144
 Inpatient admissions .......................           39,245            53,655            65,746
 Average length of stay (days) ..............              4.8               4.6               4.7
 Outpatient visits (excluding home health) ..          319,689           572,593           689,192
 Home health visits .........................          236,593           274,758           503,944
 Deliveries .................................            3,269             7,652             9,602
 Surgery cases ..............................           20,433            34,431            46,902
 Occupancy rate .............................             39.9%             38.6%             35.8%
 Outpatient utilization (2) .................             35.2%             38.5%             37.6%

PSYCHIATRIC HOSPITALS(3):
 Total number of hospitals ..................               --                --                --
 Licensed beds at end of period .............               --                --                --
 Patient days ...............................               --                --             4,099
 Inpatient admissions .......................               --                --               322
 Average length of stay (days) ..............               --                --              12.7
 Outpatient visits ..........................               --                --             4,736
 Occupancy rate .............................               --                --              25.0%
 Outpatient utilization (2) .................               --                --              18.3%

----------

(1) Includes the sold facilities through their respective dates of disposition and DHHS from January 1, 1998.

(2)   Gross Outpatient Revenue as a percentage of Total Gross Patient Revenue.

(3) Includes the LA Metro psychiatric facilities though their disposition date.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

           The Consolidated Financial Statements in Item 8 set forth certain data with respect to the financial position, results of operations and cash flows of the Company and should be read in conjunction with the following discussion and analysis.

           The 2000 Consolidated Financial Statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 case or other matters discussed herein. The report of the Company's independent auditors, PricewaterhouseCoopers, LLP, includes an explanatory paragraph that refers to substantial doubt about the Company's ability to continue as a going concern.

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

         Factors which may cause the Company's actual results in future periods to differ materially from forecast results include, but are not limited to:

         o Uncertainties related to PHC's voluntary petition under Chapter 11 of the Bankruptcy Code including, but not limited to, (i) the Company's ability to consummate, in substantial terms, the Amended Plan, as proposed, (ii) actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding and (iii) the possibility of delays in the effective date of the Amended Plan;

         o The Company's ability to comply with the terms of the subsidiary level credit facility;

         o The Company's inability to access capital markets given the Company's current financial condition;

         o The excessive amount of time and effort that the Company's senior management must devote to dealing with the Company's financial condition, thereby reducing time spent directly on the operations of its businesses;

         o The Company may be unable to retain top management and other key personnel, including physicians;

         o Competition, including the impact of a new competing hospital opened in November 2000 in the Fargo, North Dakota market, and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;

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

         o The Company's ability to achieve profitable operations after the confirmation of the Amended Plan; and

         o The Company's ability to generate sufficient cash from operations to meet its obligations.

         o The Company's ability to comply with the terms of the corporate integrity agreement.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries. PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden severely impacted the Company's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make interest payments of $33.5 million (including penalty interest) on the 10% Senior Subordinated Notes (the "Notes") due February 15 and August 15, 2000, nor did PHC make an interest payment of $468,000 due on the 6.51% subordinated note ("Park Note") on August 30, 2000. Both the Notes and the Park Note are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing.

         PHC's hospital subsidiaries did not file for bankruptcy protection and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, all debt and lease obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors. A $62.0 million credit facility (the "Credit Facility"), collateralized at the subsidiary level, is not directly affected by PHC's bankruptcy filing. The Company expects cash on hand, cash generated from operations and asset sales to be sufficient to meet the net working capital and capital expenditure needs of the hospital subsidiaries during the restructuring process.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. PHC continues to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Simultaneously with the commencement of its bankruptcy case, PHC filed the initial plan of reorganization (the "Initial Plan") pursuant to which PHC proposed to effect its capital restructuring. On November 2, 2000, after notice and a hearing, PHC's Disclosure Statement under Section 1125 of the Bankruptcy Code with Respect to the Initial Plan was approved, and PHC was authorized to solicit the acceptance or rejection of the Initial Plan by creditors entitled to vote. The Initial Plan was accepted by holders of the Notes, general unsecured claims and common stock prior to December 8, 2000, the date originally set by the Court for the hearing on confirmation of the Initial Plan. However, on December 5, 2000, two proofs of claim aggregating approximately $94.0 million were filed with the Court by a private person (the "Relator") on behalf of the United States and California for alleged violations by PHC under the Federal False Claims Act and the California False Claims Act (the "Claims"). The Claims were based on a partially excised complaint in a qui tam action filed by the Relator under seal in June 1998 in the United States District Court for the Central District of California, Western Division, as Case No. 98-4564 (Shx) (the "Qui Tam Action"). A material condition to the effectiveness of the Initial Plan was that the aggregate amount of the allowed and disputed general unsecured claims would not exceed $15.0 million. The aggregate amount of the Claims, as filed, together with other claims filed that were not anticipated by PHC, exceeded this cap. Accordingly, at PHC's request, on December 8, 2000, the Court continued the hearing on confirmation of the Initial Plan to permit PHC to file, and the Court to consider, an objection to and a motion to estimate the Claims. On or about March 14, 2001, the United States and

California amended their proof of claims, thereby reducing the amounts sought under the Claims to approximately $45.0 million in aggregate.

         To avoid the costs of further litigation and to proceed with confirmation of PHC's plan of reorganization, on April 17, 2001, the Company signed a settlement agreement with the United States, California and the Relator to resolve their proofs of claim. In general, the principal settlement terms are the following: the United States, California and the Relator agreed to grant the Company certain releases and to dismiss the litigation against the Company pending in another federal court. The Company agreed that the United States, California and the Relator would have allowed general unsecured claims in the bankruptcy case in the aggregate amount of $5.5 million (the "Allowed Qui Tam Claims") and that the allowed claims would be entitled to share with other allowed general unsecured claimants in the distribution of 11.5% Senior Notes (due on August 15, 2005) (the "New Notes") and common stock of reorganized PHC and a cash payment to be issued under the Initial Plan. In connection therewith, the Company accrued $5.5 million at December 31, 2000, which has been included in "Liabilities Subject to Compromise." The Company also agreed to enter into a five year Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Company denied any liability or wrongdoing. The settlement agreement is the result of extensive, arm's-length negotiations between PHC, in consultation with the creditors committee, and the Relator and the government entities. The Court approved the settlement agreement on May 22, 2001.

         On April 23, 2001, PHC filed the First Amended Chapter 11 Plan of Reorganization (the "Amended Plan") reflecting changes made necessary by (i) the Allowed Qui Tam Claims, together with other claims filed that were not anticipated by PHC, and (ii) the downward revisions in the Company's projected future operating results due to the opening of a competing hospital in the Company's Fargo, North Dakota market in November 2000, which had a greater than anticipated negative impact on the Company's results of operations. Upon the effective date (the "Effective Date") of the Amended Plan, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void, and current equity holders will not receive stock or warrants, as had previously been provided in the Initial Plan. PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests. Also upon the Effective Date, PHC will merge into a wholly owned subsidiary incorporated in Delaware and will cease to exist as a separate company, and the wholly owned subsidiary will emerge from bankruptcy as reorganized PHC and will be known as Clarent Hospital Corporation. Additionally, all principal and interest outstanding on the Notes and allowed general unsecured claims will be exchanged for (i) New Notes in the aggregate principal amount of $130.0 million (ii) a cash payment, as defined in the Amended Plan, and (iii) 100.0% of the new common stock issued by the reorganized PHC under the Amended Plan. Interest on the New Notes shall accrue commencing on the Effective Date. The Amended Plan incorporates the terms of the Qui Tam Claims Settlement.

         On May 25, 2001, the Bankruptcy Court approved the Amended Plan. The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. Upon the Effective Date, reorganized PHC will take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities law. Additionally, reorganized PHC will have a limited number of stockholders and does not plan to list the New Notes on an exchange. Therefore, PHC will not be required to file periodic public reports, although the new board of directors may seek to voluntarily register its new common stock with the SEC or to list the New Notes on an exchange at a future date and thus become a publicly reporting company.

         Pursuant to the terms of a settlement agreement executed in connection with the global settlement of shareholder litigation that became effective in September 1999, the Park Note and accrued interest must convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the Amended Plan (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) the Park Note holder (Park Hospital GmbH or "Park") will be deemed to have been issued the common stock in accordance with the terms of the settlement and (iii) the Park Note will be deemed to be cancelled. On the Effective Date, the 1.9 million shares of PHC common stock will be deemed canceled and rendered null and void, and Park will neither receive nor retain any property on account of such equity interests.

         The Amended Plan also contains a management retention plan (the "Retention Plan") to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $1.0 million will be awarded, subject to certain conditions, to certain key management employees. The Retention Plan provides that the retention bonuses will be awarded in two equal amounts upon: (i) the Effective Date and
(ii) ninety days following the Effective Date. The Amended Plan and PHC's Disclosure Statement are on file with the Bankruptcy Court and are available for review and copying during the Bankruptcy Court's normal business hours.

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

         "Liabilities Subject to Compromise" on the Company's consolidated balance sheet reflect PHC liabilities incurred prior to the commencement of the Chapter 11 proceeding and do not reflect liabilities of any of PHC's subsidiaries. These liabilities, consisting primarily of long-term debt, including the principal amounts of the Notes and the Park Note and accrued interest through September 15, 2000, certain accounts payable, accrued liabilities and post-termination benefit obligations to former officers and key employees, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral for claims, treatment under the Amended Plan and other events. Payment terms for these amounts as proposed in the Amended Plan are discussed above.

         A summary of the principal categories of claims classified as "Liabilities Subject to Compromise" as a result of the Chapter 11 proceeding follows (in thousands):


10% Senior Subordinated Notes ..................     $    325,000
Unamortized deferred financing costs ...........           (5,544)
Accrued interest through September 15, 2000 ....           36,833
6.51% Subordinated Note ........................            7,185
Post-termination benefit obligations ...........            3,255
Vendor accounts payable ........................              183
Accrued litigation liabilities .................            6,100
                                                     ------------
    Total liabilities subject to compromise ....     $    373,012
                                                     ============

         The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 proceeding. If the Chapter 11 proceeding had not been filed, the Company would have reported a net working capital deficit of approximately $315.3 million at December 31, 2000. During the pendency of the Chapter 11 proceeding, the Company is not recording the contractual amount of interest expense related to the Notes and the Park Note after September 15, 2000. Contractual interest obligations excluded from interest expense reported on the accompanying consolidated statements of operations were $10.8 million for the year ended December 31, 2000.

         Due to cross default provisions, a hospital subsidiary's capital lease obligation has been included in current liabilities in the Company's consolidated balance sheet at December 31, 2000.

         At the Company's request, on October 26, 2000, the Bankruptcy Court dismissed PHC Finance, Inc.'s Chapter 11 proceeding, which was filed on March 15, 2000.

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


                                                                 YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                        2000               1999               1998
                                                     ------------       ------------       ------------
Percentage of Net Revenue

Net revenue ....................................            100.0%             100.0%             100.0%
                                                     ------------       ------------       ------------

Salaries and benefits ..........................            (44.1)             (42.4)             (41.6)
Other operating expenses .......................            (38.5)             (41.3)             (40.0)
Provision for bad debts ........................             (9.8)              (8.1)              (6.4)
                                                     ------------       ------------       ------------

Operating costs ................................            (92.4)             (91.8)             (88.0)
                                                     ------------       ------------       ------------

Operating margin ...............................              7.6                8.2               12.0

Capital costs (a) ..............................            (16.5)             (17.4)             (13.6)
Impairment charges .............................             (8.0)                --               (0.2)
Unusual items ..................................             (2.2)              (0.8)               1.0
Gain on sale of facilities .....................              0.8               15.0                1.0
Reorganization costs ...........................             (2.1)                --                 --
Minority interests .............................               --                 --               (0.5)
                                                     ------------       ------------       ------------
 Income (loss) from continuing operations before
    income taxes, discontinued operations and
     extraordinary loss ........................            (20.4)%              5.0%              (0.3)%
                                                     ============       ============       ============


----------

(a)      Includes interest, depreciation and amortization.


YEAR ENDED DECEMBER 31, 2000
COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Net revenue for year ended December 31, 2000, was $369.2 million compared to $516.5 million for 1999, a decrease of $147.3 million, or 28.5%. The decline in net revenue was due to the sale of ten hospitals in 1999.

         Net revenue at "Same Hospitals" increased by $9.9 million, or 2.7%, to $367.5 million for the year ended December 31, 2000, compared to $357.6 million in 1999, due primarily to a combination of increased patient volumes in certain markets and improved reimbursement/pricing for certain hospital services. Improvements in patient volumes were offset, in part, by the continuing shift in payor mix from traditional Medicare, Medicaid and indemnity coverage to managed care, from which the Company generally receives lower reimbursement. The Company has responded to this shift by renegotiating managed care contracts to obtain better rates and by increasing its emphasis on collecting under payments, reducing denials and restricting silent preferred provider organizations as part of its recently implemented revenue cycle management program, as discussed further below. As a result of these efforts, the Company is beginning to realize improved reimbursement from managed care and expects to see continued improvements in future periods; however, the continuing shift of business toward managed care plans has and may continue to adversely affect the Company's ability to grow net operating revenue and improve operating margins.

         Inpatient admissions at the Company's "Same Hospitals" increased from 38,435 in 1999 to 39,245 in 2000, or 2.1%, while same Hospital patient days decreased from 190,117 in 1999 to 187,387 in 2000, or 1.4%. Consequently, average length of stay declined from 4.95 in 1999 to 4.77 in 2000, a trend that is generally positive in a fixed reimbursement environment. Excluding home health visits, outpatient visits at "Same Hospitals" increased 4.0% from 307,314 in 1999 to 319,689 in 2000. Home health visits in "Same Hospitals" decreased 9.2% from 260,689 in 1999 to 236,593 in 2000. The decrease in home health visits was due in part to a de-emphasis of services, as well as a restructuring of the mix of services, in response to changes in reimbursement methodologies. The Company expects the decline in home health visits to continue.

         In November 2000, a competing hospital opened in the Company's Fargo, North Dakota market. This not-for-profit hospital is supported by a physician group who formerly admitted a significant number of patients to DHHS, and consequently, DHHS experienced a substantial drop in patient volumes and financial performance in the fourth quarter 2000. The Company expects patient volumes and financial performance at this facility to remain significantly below historical levels, which will have a material adverse impact on both the hospital's and the Company's financial performance in the months ahead. For the year ended December 31, 2000, DHHS accounted for 26.4% of total hospital net revenue and 43.8% of hospital Adjusted EBITDA reported by the Company. While management is unable to predict the ultimate impact of this new facility on the Company's results of operations, it believes that DHHS will continue to generate positive operating cash flow.

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) increased to 92.4% of net revenue in 2000 compared to 91.8% in 1999. Operating margins were 7.6% and 8.2%, respectively. On a Same Hospital basis, operating expenses were 88.9% of net revenue in 2000 compared to 87.2% in 1999, and operating margins were 11.1% and 12.8%, respectively. The decline in Same Hospital operating margins is primarily due to a $5.4 million increase in the provision for bad debts, or 18.0%, compared to 1999. Approximately 93% of the increase in bad debt expense occurred at one hospital and was due largely to poor accounts receivable management as well as an increase in emergency room visits and an overall increase in self-pay patients, both of which generally result in higher bad debt charges. Additionally, this hospital and certain other of the Company's hospitals have experienced significant turnover in business office personnel, which has had an adverse impact on collections. The Company has filled all but one of its business office manager vacancies and has implemented business office incentive programs with the duel objectives of rewarding positive operating performance on a more timely basis and improving staff continuity. Consequently, the Company expects to see improved business office performance in the months ahead. The Company is also implementing a comprehensive revenue cycle management initiative in all of its hospitals, a significant component of which is aimed at reducing bad debt expense through improved business office processes. This initiative involves the implementation of systems and processes to track, benchmark and improve the hospitals' admission, billing and collection cycles. While this initiative has shown positive results to date, a full revenue cycle is generally required before substantial improvements are realized. Accordingly, the full impact of the Company's efforts will not be realized until the latter half of 2001. Operating margins were also adversely impacted by higher salaries and benefits cost due to a combination of market related wage increases and increased volumes at certain hospitals.

         Interest expense decreased $21.0 million from $50.2 million in 1999 to $29.2 million in 2000, primarily as a consequence of PHC's Chapter 11 bankruptcy filing. The Company ceased accruing interest on the Notes and other debt obligations subject to compromise on September 15, 2000, the date of the bankruptcy filing. Consequently, interest expense excludes contractual interest obligations of $10.8 million on debt subject to compromise, $10.6 million of which is attributable to the Notes. Interest expense also declined due to the repayment of all amounts outstanding under a senior credit facility in

October 1999 following the disposition of the Utah Facilities, partially offset by an increase in interest rates in 2000. Interest rates increased due to a combination of an overall market increase in interest rates and additional interest incurred on the defaulted interest payments on the Notes.

         Depreciation and amortization expense decreased from $39.6 million in 1999 to $31.5 million in 2000, or $8.1 million, due primarily to the sale of the Utah Facilities, partially offset by an increase in depreciation and amortization at Same Hospital facilities attributable to current year capital expenditures.

           Loss before income taxes, discontinued operations and extraordinary charge for the year ended December 31, 2000, was $75.5 million and reflected (i) an impairment charge of $29.7 million to write-down the Richmond, VA facility, certain clinic assets and home health operations to fair value, (ii) reorganization costs of approximately $7.7 million for professional fees incurred in connection with the Company's reorganization efforts, (iii) a net unusual charge of $8.2 million and (iv) a net $3.0 million gain on the sale of facilities. The net unusual charge of $8.2 million was comprised of (i) a $5.5 million charge to accrue for Allowed Qui Tam Claims, (ii) a $3.4 million charge to reflect legal fees incurred and estimated liability under a class action lawsuit brought against the Company's Fargo, North Dakota facility alleging certain violations of Federal and North Dakota wage and hour laws for the period 1994 through 1998 offset by (iii) a gain of $622,000 on insurance proceeds received as a result of flood damage sustained at the Fargo, North Dakota facility during 2000. The gain on the sale of facilities was comprised of a $3.3 million gain on the disposition of the Company's equity interest in IASIS, which the Company retained pursuant to the 1999 sale of the Utah Facilities, offset by $350,000 in losses attributable to certain notes received in conjunction with a prior year disposition.

         Income before income taxes, discontinued operations and extraordinary charge was $25.8 million for the year ended December 31, 1999 and included a $77.5 million net gain on the sale of facilities and a net unusual charge of $4.2 million. The gain on sale of facilities resulted from the sale of the Utah Facilities, Senatobia and the Convalescent Hospitals, which was partially offset by a loss on the final net working capital adjustment and the recognition of a prepayment discount on notes receivable related to the 1998 sale of the Company's LA Metro hospitals (see Item 8. Note 4). The net unusual charge, as more fully discussed in Item 8. Note 3, consisted of (i) a $5.5 million corporate restructuring charge relating to employee termination costs, service contract cancellation and the write-down of certain deferred costs, leasehold improvements and redundant equipment, (ii) a $2.2 million charge associated with the execution of the Executive Agreement, (iii) a $2.0 million charge associated with litigation expenses and the write-down to net realizable value of a note receivable and other assets, all of which were related to sold facilities, offset by (iv) a $5.5 million gain from the settlement of the Shareholder Litigation.

         All net deferred tax assets resulting from the Company's 2000 net operating losses were offset by the recognition of additional valuation allowances due to issues affecting liquidity and related uncertainties discussed herein, which, if unfavorably resolved, will adversely affect the Company's future operations. Consequently, the Company did not recognize an income tax benefit in 2000. In 1999, the Company recorded an income tax provision for income from continuing operations of $54.2 million, $26.8 million of which was recorded to reserve all remaining net deferred tax assets as of December 31, 1999. Of the $26.8 million, $24.7 million was applied to increase the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits were recognized on the losses from discontinued operations and the extraordinary loss recorded in 1999.

         In 1999, the Company recorded a loss from discontinued operations of $1.0 million (no tax benefits), or $0.02 per share, resulting from certain Medicare contractual adjustments related to the discontinued psychiatric operations sold in 1998.

         Net loss was $75.5 million, or $1.29 per diluted share, in 2000, compared to $33.6 million, or $0.60 per diluted share, in 1999. Net loss for 1999 included an extraordinary charge for the write-off of deferred loan costs of $4.2 million (no tax benefits), or $0.07 per share. Weighted average common and common equivalent shares outstanding were 58.7 million and 56.0 million in 2000 and 1999, respectively. The increase in weighted average common and common equivalent shares was due to the 1999 issuance of common stock in connection with the settlement of the Shareholder Litigation, a restricted stock grant of
1.3 million shares to the Company's Chief Executive Officer in 2000 and the exercise of employee stock options in 2000.

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

         Net revenue at "Same Hospitals" decreased by $8.4 million, or 2.3%, to $357.6 million for the year ended December 31, 1999, compared to $366.0 million in 1998. This decrease resulted primarily from an $8.0 million charge to net revenue in the fourth quarter to revise estimates of amounts due to the Company from managed care payors ($7.0 million) and from the Medicare/Medicaid programs ($1.0 million). The increase in managed care allowances reflects the impact of increased managed care penetration at several of the Company's hospitals, the effect of the increasing discounted fee structures demanded by the managed care payors and the improvement in information available which has allowed the Company to better estimate amounts due under managed care contracts. In response, management is currently reviewing all material managed care contracts and when permitted, either renegotiating or canceling contracts it deems unfavorable to the Company. The Company has installed information systems at certain of it hospitals to improve management's ability to ensure that billing and collection practices accurately reflect negotiated rates. The trend of payors shifting to managed care plans has and may continue to adversely affect the Company's ability to grow net operating revenue and improve operating margins.

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

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts), expressed as a percentage of net revenue, were 91.8% of net revenue in 1999 and 88.0% in 1998, and operating margins were 8.2% and 12.0%, respectively. Operating expenses in 1998 were favorably impacted by a $5.5 million reduction in general and medical professional liability costs. Additionally, operating expenses in 1999 were unfavorably impacted by a $2.9 million increase in bad debt expense at the Company's Same Hospitals, as discussed below, and a $4.7 million increase in workers compensation reserves. The increased charges for workers compensation were the result of revised actuarial estimates, which were negatively impacted by unfavorable claims experience. Substantially all of these charges related to prior years and approximately half of the charges were incurred at the sold/closed facilities.

           The aforementioned factors ($2.3 million of the workers compensation charge and all of the increase in bad debt expense) contributed to the decline in Same Hospitals operating margins. Operating expenses at the Company's Same Hospitals were 87.2% of net revenue in 1999 as compared to 84.2% in 1998, and operating margins were 12.8% and 15.8%, respectively. The Company believes that the increase in bad debt expense resulted from (i) the shift in payor mix from traditional Medicare, which has minimal bad debts, to managed care and self-pay patients, (ii) a general trend in payment delays and denial of claims by managed care payors, which increased the allowance for doubtful accounts, (iii) the residual effect of the computer system conversion at certain facilities in the early part of the year and (iv) business office turnover at certain facilities. While the Company is unable to predict whether the current trend in bad debt expense will continue, the Company has undertaken a number of actions to mitigate the increase in bad debts. These actions include strengthening hospital business office operations, pursuing litigation on past due accounts, particularly with respect to certain managed care payors, and modifying admittance policies at selected hospitals.

         Interest expense decreased $1.6 million from $51.8 million in 1998 to $50.2 million in 1999, due to the repayment of all amounts outstanding under the senior credit facilities in October 1999 and reductions in amounts outstanding under the commercial paper program, offset by increased borrowings under such facilities during the year. The increased borrowings were used primarily to fund facility expansion, Year 2000 expenditures and working capital.

         Depreciation and amortization expense increased $1.3 million from $38.3 million in 1998 to $39.6 million in 1999, primarily due to the acquisition of DHHS on July 1, 1998 and additions to property and equipment. This increase was partially offset by a decrease in depreciation and amortization from facilities sold in 1999.

         Income before income taxes, discontinued operations and extraordinary charge was $25.8 million for the year ended December 31, 1999 and included a net gain on sale of facilities of $77.5 million and a net unusual charge of $4.2 million. The gain on sale of facilities resulted from the sale of the Utah Facilities, Senatobia and the Convalescent Hospitals, which was partially offset by a loss from the final net working capital adjustment and prepayment discount on notes receivable related to the sale in 1998 of LA Metro (see Item 8. Note
4). The net unusual charge, as more fully discussed in Item 8. Note 3, consisted of (i) a $5.5 million corporate restructuring charge relating to employee termination costs, service contract cancellation and the write-down of certain deferred costs, leasehold improvements and redundant equipment, (ii) a $2.2 million charge associated with the execution of the Executive Agreement, (iii) a $2.0 million charge in the fourth quarter associated with litigation expenses and the write-down to net realizable value of a note receivable and other assets, all of which were related to sold facilities, offset by (iv) a $5.5 million gain from the settlement of the Shareholder Litigation.

         Loss before income taxes, discontinued operations and extraordinary charge for the year ended December 31, 1998, was $1.9 million and reflected (i) an impairment charge of $1.4 million to write-down certain long lived assets to fair value, (ii) minority interest of $4.1 million, attributable to DHHS offset by (iii) a net unusual gain of $6.6 million primarily from the settlement of a capitation contract ($7.5 million) offset by net charges from the execution of the Executive Agreement, the restructuring of home health operations, severances and the settlement of litigation ($863,000) and (iv) a net gain of $6.8 million on sale of facilities.

         The Company recorded an income tax provision for income from continuing operations of $54.2 million in 1999 and $693,000 in 1998. The total provision for income taxes in 1999 includes an increase in income tax provision of $26.8 million from providing an additional valuation allowance to reserve all remaining net deferred tax assets as of December 31, 1999. See more discussion in "Valuation Allowance on Deferred Tax Assets." Of the $26.8 million, $24.7 million was applied to increase the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1999. The income tax provision in 1999 differed from the statutory rate due to
(i) the aforementioned increase in the valuation allowance (ii) nondeductible goodwill associated with the sale of the Utah Facilities, (iii) nondeductible expenses from the settlement of Shareholder Litigation and from goodwill amortization, which were partially offset by (iv) a non-taxable gain related to the execution of the Executive Agreement. Income tax expense in 1998 differed from the statutory rate due to nondeductible goodwill amortization and expenses related to the Shareholder Litigation, partially offset by a decrease in valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities before reorganization costs was $11.5 million for the year ended December 31, 2000, compared to cash used in operations of $43.5 million for the same period in 1999. The $55.0 million increase in cash provided by operating activities before payment of reorganization costs resulted primarily from the suspension of interest payments on the Notes in 2000 and unique or significantly higher cash outflows in 1999 to
(i) pay down amounts outstanding under the former commercial paper program in conjunction with the sale of the Utah Facilities, (ii) provide cash collateral to secure letters of credit outstanding under an interim credit facility, (iii) fund Executive Agreements with certain former senior officers and (iv) repay amounts due under the Medicare/Medicaid programs. Including reorganization costs, net cash provided by operating activities was $4.6 million in 2000. The Company expects to pay future reorganization costs from internally generated cash from operations and existing cash balances. Net cash used in investing activities was $5.2 million during 2000 compared to net cash provided by investing activities of $253.3 million during 1999. The $258.5 million decrease was primarily attributable to net cash received from the disposition of hospitals in 1999 of $282.1 million compared to $7.9 million in 2000. Cash attributable to investing activities also reflected a $19.0 million decline in capital expenditures, primarily as a result of hospital divestitures in 1999, and to a lessor extent, liquidity constraints resulting from the Company's restructuring process. Net cash used in financing activities during 2000 was $5.0 million compared to net cash used in financing activities of $199.1 million during 1999. This decrease resulted primarily from the repayment of all amounts outstanding under the senior credit facilities in 1999 in conjunction with the sale of the Utah facilities and other dispositions. In 2000, the Company also incurred $2.4 million in deferred financing cost associated with the Credit Facility.

         The Company has retained an investment banking firm to review its strategic alternatives following its emergence from Chapter 11 bankruptcy protection, including, among others, the possible disposition of some or all of the Company's hospital assets. The investment banking firm is still in the preliminary stages of its work, and the Board of Directors of the Company has not approved any strategic recommendations from the firm. The Company cannot predict the ultimate outcome of this initiative.

         On May 16, 2000, certain subsidiaries of the Company entered into the Credit Facility with a lending group that provides a $62.0 million revolving credit and letter of credit guaranty facility expiring May 15, 2003. The Credit Facility was used to refinance obligations outstanding under the Company's prior off-balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is collateralized by all of those entities' patient receivables (as defined), certain other assets of the Company and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to the hospitals' eligible patient receivables and certain operating measurements, as defined. The Company is obligated to pay certain commitment fees based upon amounts borrowed and available for borrowing during the terms of the Credit Facility. The Company also is subject to certain default provisions and a covenant on certain minimum levels of cash generated from operations. The Company was not in compliance with certain covenants under the Credit Facility for the month ending December 31, 2000. The Company subsequently received waivers for all such violations. The weighted average borrowing rate under the Credit Facility was 10.4% for the year ended December 31, 2000.

         The termination of the off-balance sheet commercial paper program effectively resulted in the Company's reacquisition of $32.0 million in accounts receivable previously sold to an unaffiliated trust on a non-recourse basis, which was financed with borrowings under the Credit Facility. At December 31, 2000, the Company had $30.0 million in outstanding borrowings under the Credit Facility and $7.7 million in outstanding letters of credit, which are fully secured by cash collateral held by a collateral agent for the benefit of the lenders.

         As of May 30, 2001, the Company had $4.5 million in borrowing capacity under the Credit Facility. The Company anticipates that internally generated cash from operations and existing cash balances will be sufficient to fund the hospitals' working capital requirements through 2001. Capital expenditures during the last three years were financed primarily through additional borrowings, asset sales and internally generated funds. Due to the liquidity issues previously discussed, there can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 2001.

         On October 12, 1999, the Company repaid all borrowings outstanding under its senior credit facilities in conjunction with the sale of the Utah Facilities, or $223.5 million, and repaid borrowings of $12.8 million under its commercial paper program.

LITIGATION

           A subsidiary of the Company is a defendant in two law suits alleging certain violations of Federal and North Dakota wage and hour laws for the period 1994 through 1998 at the Fargo, North Dakota hospital. The actions currently pending are Sister Colette Werlinger, et al., vs. Champion

Healthcare Corporation, et al., Civ. NO. 97-2466 (District Court, County of Cass, State of North Dakota) and Sister Juliana Wisnewski, et al., vs. Champion Healthcare Corporation, et al., Civil No. A3-96-72 in the United States District Court for the District of North Dakota, Southeastern Division, on appeal as Shelly Reimer, et al. vs. Champion Healthcare Corporation, et al., Case No. 00-2413 in the United States 8th Circuit Court of Appeals. The federal case was certified as a Fair Labor Standards Act collective action in 1999, and the state case was granted class action status in 1998. In January 2000, the federal court granted the Company's motion for summary judgment for all but one of the federal claims. The federal issue not dismissed involved a computation error on the part of the Company that had been voluntarily corrected. Related liquidated damages were subsequently settled with the payment of an immaterial amount. The parties have appealed the federal trail court's summary judgment rulings to the 8th Circuit Court of Appeals. In November 2000, the state court issued a ruling that increased the number of individuals covered under the class action and the scope of the potential damages to which the Company might be subject in the event of an adverse jury verdict. Attempts to settle this matter have been unsuccessful to date, although discussions are ongoing. In the fourth quarter of 2000, the Company recorded an unusual charge of $2.7 million to accrue for its estimated liability with respect to this matter. The Company has also incurred an additional $655,000 in legal fees related to this matter.

         On April 26, 2001, the Company learned that a private person acting on behalf of the United States had filed a civil damages action under seal in February 1996 against many defendants throughout the United States, including a subsidiary of the Company, Paracelsus Fentress County General Hospital, Inc. ("Fentress"), in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Fentress and the other defendants committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain types of pneumonia. The complaint seeks an unspecified amount of money damages, penalties, costs and reasonable attorney's fees and other unspecified relief.

         The United States has not intervened in the case, and Fentress has not been formally served with the complaint. Before learning of the complaint, Fentress had been involved in discussions with the Federal government regarding a review of pneumonia claims filed with the Medicare program by Fentress for years 1992-1997 with a view to a possible settlement of the issue. Based on the results of the Company's independent review, the Company has accrued $800,000 for potential settlement costs associated with this matter.

         Also on April 26, 2001, the Company learned that an unidentified private person acting on behalf of the United States had filed a civil damages action under seal in July 2000 against the Company and Fentress in the United States District Court for the Middle District of Tennessee. The complaint alleged that Fentress committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain medical conditions and that the Company assisted Fentress. The complaint seeks money damages of not less than $5 million, treble the amount of damages, penalties and other unspecified relief. The Company is in the preliminary stages of its review of this matter and is unable to predict at this time what impact, if any, this action will have on the Company's financial condition, results of operations or liquidity.

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS

         The Company considers prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded due to issues affecting liquidity and related uncertainties discussed herein, which, if unfavorably resolved, will adversely affect the Company's future operations on a continuing basis. As a result of PHC's Chapter 11 bankruptcy filing, the realization of the tax assets may be substantially and permanently impaired. The future realization of the deductible temporary differences and net operating loss carryforwards depends, among other things, on the Company's ability to develop and consummate an acceptable and sustainable financial structure and the existence of sufficient taxable income within the carryforward period.

         At December 31, 2000, the Company had net operating loss carryforwards of $197.6 million for U.S. Federal income tax purposes that will expire in varying amounts from 2010 to 2020, if not utilized. As a result of the Company's Chapter 11 Bankruptcy filing, upon the Effective Date the Company expects to realize a material amount of cancellation of indebtedness ("COD") income. However, because PHC is in bankruptcy, it will not be required to include COD income in taxable income but rather will be required to reduce its NOLs and possibly certain other tax attributes, including the tax basis of assets by the amount of the COD income. Furthermore, the issuance of common stock under the Amended Plan will result in an ownership change and thus, subject to certain exceptions applicable to Chapter 11 Bankruptcy proceedings, the Company's utilization of its remaining NOLs may be subject to an annual limitation. The Company is currently reviewing its options under the Tax Code. Accordingly, future limitation on NOLs can not be determined at this time.

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

         In some markets nurse and medical support personnel availability has become a significant operating issue to health care providers. This shortage may require the Company to enhance wages and benefits to recruit and retain nurses and other medical personnel or to hire more expensive temporary personnel. There can be no assurance as to future availability and cost of qualified medical personnel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As previously discussed, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code on September 15, 2000. Consequently, principal and interest due under the Notes and the Park Note are subject to compromise. While the fair values of the Company's debt obligations have declined significantly in 2000 as a result of the Chapter 11 proceedings, such amounts do not reflect any adjustments that might result from resolutions of the Chapter 11 proceedings. Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the PHC are subject to an automatic stay and other contractual obligations against the PHC may not be enforced.

        The Company's only exposure to market risk is changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in US interest rates, the Company generally maintains in excess of 90% of the borrowings under its Credit Facility at a fixed rate by borrowing on a fixed term basis. As of December 31, 2000, the Company's remaining debt obligations (see Item 8. Notes 7 and 8) had fixed interest rates ranging from 6.51% to 10.5% and have no earnings exposure to changes in interest rates. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           PAGE
                                                                                                           ----
   Paracelsus Healthcare Corporation Consolidated Financial Statements:
   Report of Independent Accountants..................................................................      44
   Report of Independent Auditors.....................................................................      45
   Consolidated Balance Sheets - December 31, 2000 and 1999...........................................      46
   Consolidated Statements of Operations - for the years ended December 31, 2000, 1999
        And 1998......................................................................................      48
   Consolidated Statements of Stockholders' Equity (Deficit) - for the years ended
         December 31, 2000, 1999 and 1998.............................................................      49
   Consolidated Statements of Cash Flows - for the  years ended December 31, 2000,
        1999 and 1998.................................................................................      50
   Notes to Consolidated Financial Statements.........................................................      52

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Paracelsus Healthcare Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Paracelsus Healthcare Corporation at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 84, presents fairly in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and the related financial statement schedule listed in the index appearing under Item 14(a)(2) of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 were audited by other independent accountants whose report dated March 30, 2000, expressed an unqualified opinion on those statements but included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and defaults under the Company's senior subordinated indenture agreement and certain other financing agreements. Management's plans concerning these matters are also discussed in Note 2. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.



/s/  PricewaterhouseCoopers LLP


May 11, 2001, except for the second
paragraph in Note 7, as to which
the date is June 5, 2001
Houston, Texas

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Paracelsus Healthcare Corporation

We have audited the accompanying consolidated balance sheet of Paracelsus Healthcare Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paracelsus Healthcare Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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




/s/ Ernst & Young LLP

Houston, Texas
March 30, 2000

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                           CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)



                                                                             DECEMBER 31,
                                                                      ------------------------
                                                                        2000            1999
                                                                      ---------      ---------
ASSETS
Current assets:
 Cash and cash equivalents ......................................     $  17,140      $  22,723
 Restricted cash ................................................         8,807         12,991
 Accounts receivable, net of allowance for doubtful
         accounts: 2000- $29,281; 1999- $27,553 .................        66,165         30,796
 Supplies .......................................................         8,735          8,655
 Refundable income taxes ........................................         6,321          6,152
 Prepaid expenses and other current assets ......................         8,171         14,212
                                                                      ---------      ---------
        Total current assets ....................................       115,339         95,529

Property and equipment (Note 8):
 Land and improvements ..........................................        14,575         14,704
 Buildings and improvements .....................................       192,526        189,544
 Equipment ......................................................       132,685        132,901
 Construction in progress .......................................         2,962          2,379
                                                                      ---------      ---------
                                                                        342,748        339,528
Less: Accumulated depreciation and amortization .................      (142,551)      (113,052)
                                                                      ---------      ---------
                                                                        200,197        226,476
Goodwill, net of accumulated amortization : 2000 - $13,332;
  1999 - $9,828 (Notes 3 and 4) .................................        71,068         87,684
Other assets ....................................................        19,895         27,369
                                                                      ---------      ---------

Total Assets ....................................................     $ 406,499      $ 437,058
                                                                      =========      =========


                                   Continued.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  ($ in 000's)


                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                          2000           1999
                                                                        ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable .................................................     $  34,113      $  35,563
 Accrued liabilities:
     Accrued salaries and benefits ................................         9,569          8,877
     Accrued interest .............................................           581         12,598
     Other ........................................................         9,805         11,549
 Long-term debt due within one year ...............................           471            654
 Long-term debt in default classified as current (Notes 2 and 7) ..         3,085        335,445
                                                                        ---------      ---------
     Total current liabilities ....................................        57,624        404,686

Long-term debt (Note 7) ...........................................        33,537          3,685
Liabilities subject to compromise (Note 2) ........................       373,012             --
Other long-term liabilities (Note 13) .............................        12,526         23,490
Commitments and contingencies (Note 13) ...........................            --             --

Stockholders' equity (deficit) (Notes 2 and 11):
 Preferred stock, $.01 par value per share, 25,000,000 shares
  authorized, none outstanding ....................................            --             --
 Common stock, no stated value, 150,000,000 shares
  authorized, 59,143,721 shares outstanding in 2000 and
  57,667,721 in 1999 ..............................................       216,047        215,761
 Additional paid-in capital .......................................        11,892         12,105
 Accumulated deficit ..............................................      (298,139)      (222,669)
                                                                        ---------      ---------
     Total stockholders' equity (deficit) .........................       (70,200)         5,197
                                                                        ---------      ---------

Total Liabilities and Stockholders' Equity (Deficit) ..............     $ 406,499      $ 437,058
                                                                        =========      =========



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000's, except per share data)


                                                                          YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   2000             1999               1998
                                                               ------------      ------------      ------------
Net Revenue ..............................................     $    369,151      $    516,537      $    664,058
Costs and expenses:
   Salaries and benefits .................................          162,834           219,012           276,200
   Other operating expenses ..............................          142,386           213,404           265,735
   Provision for bad debts ...............................           36,030            41,692            42,659
   Interest ..............................................           29,166            50,235            51,859
   Depreciation and amortization .........................           31,520            39,595            38,330
   Impairment charges (Note 3) ...........................           29,673                --             1,417
   Unusual items (Note 3) ................................            8,233             4,248            (6,637)
                                                               ------------      ------------      ------------
Total costs and expenses .................................          439,842           568,186           669,563
                                                               ------------      ------------      ------------
Loss before minority interests, reorganization costs,
   income taxes, discontinued operations, gain on the
   sale of healthcare operations and extraordinary loss ..          (70,691)          (51,649)           (5,505)
Gain on sale of healthcare operations (Note 4) ...........            2,955            77,454             6,825
Minority interests .......................................               --               (54)           (3,180)
                                                               ------------      ------------      ------------
Income (loss) before reorganization costs, income taxes,
   discontinued operations and extraordinary loss ........          (67,736)           25,751            (1,860)
Reorganization costs .....................................           (7,734)               --                --
                                                               ------------      ------------      ------------
Income (loss) before income taxes, discontinued
   operations and extraordinary loss .....................          (75,470)           25,751            (1,860)
Provision for income taxes (Note 6) ......................               --           (54,207)             (693)
                                                               ------------      ------------      ------------
Loss before discontinued operations
   and extraordinary loss ................................          (75,470)          (28,456)           (2,553)
Loss on discontinued operations (Note 5) .................               --            (1,019)           (2,424)
                                                               ------------      ------------      ------------
Loss before extraordinary loss ...........................          (75,470)          (29,475)           (4,977)
Extraordinary loss from early extinguishment of
   debt (Note 7) .........................................               --            (4,168)           (1,175)
                                                               ------------      ------------      ------------
Net loss .................................................     $    (75,470)     $    (33,643)     $     (6,152)
                                                               ============      ============      ============

Net loss per share - basic and assuming dilution:
   Continuing operations .................................     $      (1.29)     $      (0.51)     $      (0.05)
   Discontinued operations ...............................               --             (0.02)            (0.04)
   Extraordinary loss ....................................               --             (0.07)            (0.02)
                                                               ------------      ------------      ------------
Net loss per share .......................................     $      (1.29)     $      (0.60)     $      (0.11)
                                                               ============      ============      ============


                             See accompanying notes.

                       PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            ($ and shares in 000's)





                                                                                      OTHER
                                             COMMON STOCK             ADDITIONAL    COMPREHEN-
                                     ----------------------------      PAID-IN        SIVE           ACCUMULATED
                                         SHARES         AMOUNT         CAPITAL        LOSS             DEFICIT          TOTAL
                                     ------------    ------------    ------------  ------------      ------------   ------------
Balance at January 1, 1998 .....           55,094    $    224,475    $        390  $         12      $   (182,874)  $     42,003
Exercise of stock options ......               17              61              --            --                --             61
Exercise of warrants ...........                7               7              --            --                --              7
Forfeiture of value options
 (Note 14) .....................               --          (1,566)             --            --                --         (1,566)
Change in unrealized gains on
 marketable securities, net of
 taxes .........................               --              --              --           (12)               --            (12)
Net loss .......................               --              --              --            --            (6,152)        (6,152)
                                                                                   ------------      ------------   ------------
Comprehensive loss .............                                                            (12)           (6,152)        (6,164)
                                     ------------    ------------    ------------  ------------      ------------   ------------
Balance at December 31, 1998 ...           55,118         222,977             390            --          (189,026)        34,341
Common stock issued/
 transferred in connection with
 the settlement of Shareholder
 Litigation (Notes 3 and 11) ...            1,549           1,840          11,715            --                --         13,555
Issuance of common stock in
 connection with termination
 of certain advisory and service
 agreements (Notes 3 and 11) ...            1,000           1,188              --            --                --          1,188
Forfeiture of value options
 (Notes 3 and 11) ..............               --         (10,244)             --            --                --        (10,244)
Net loss .......................               --              --              --            --           (33,643)       (33,643)
                                     ------------    ------------    ------------  ------------      ------------   ------------
Balance at December 31, 1999 ...           57,667         215,761          12,105            --          (222,669)         5,197
Exercise of stock options ......              177               2              --                                              2
Stock grant ....................            1,300             284            (284)           --                               --
Amortization of stock grant ....               --              --              71            --                --             71
Net loss .......................               --              --              --            --           (75,470)       (75,470)
                                     ------------    ------------    ------------  ------------      ------------   ------------
Balance at December 31, 2000 ...           59,144    $    216,047    $     11,892  $         --      $   (298,139)  $    (70,200)
                                     ============    ============    ============  ============      ============   ============





                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                          2000               1999              1998
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................     $    (75,470)     $    (33,643)     $     (6,152)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Extraordinary loss ..............................................               --             4,168             1,175
 Disposal loss on discontinued operations ........................               --             1,019             2,424
 Minority interests ..............................................               --                54             3,180
 Gain on sale of facilities ......................................           (2,955)          (77,454)           (6,825)
 Reorganization costs ............................................            7,734                --                --
 Unusual items ...................................................            8,233             4,248            (6,637)
 Impairment charges ..............................................           29,673                --             1,417
 Depreciation and amortization ...................................           31,520            39,595            38,330
 Deferred income taxes ...........................................               --            52,737               609
 Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts receivable .........................................           (3,369)            1,274            17,363
     Refundable income taxes, net ................................             (169)            1,213               333
     Supplies, prepaid expenses and other current assets .........            4,877            (5,834)            1,928
     Accounts payable and other accrued liabilities ..............           11,394           (30,846)          (52,402)
                                                                       ------------      ------------      ------------
Net cash provided by (used in) operating activities
    before reorganization costs ..................................           11,468           (43,469)           (5,257)
Reorganization costs paid to date ................................           (6,878)               --                --
                                                                       ------------      ------------      ------------
Net cash provided by (used in) operating activities ..............            4,590           (43,469)           (5,257)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of marketable securities ....................................               --                --             2,145
Acquisitions of facilities, net of cash acquired .................               --                --           (59,278)
Proceeds from disposal of facilities .............................            7,940           282,050            38,219
Additions to property and equipment, net .........................          (10,236)          (29,203)          (21,965)
Increase (decrease) in minority interests ........................               --               509            (4,355)
Increase in other assets .........................................           (2,879)              (49)           (5,106)
                                                                       ------------      ------------      ------------
Net cash provided by (used in) investing activities ..............           (5,175)          253,307           (50,340)
                                                                       ------------      ------------      ------------

                                   Continued.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  ($ in 000's)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                         2000               1999              1998
                                                                      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under Revolving Credit Facility, net .....          30,000           (83,282)           49,043
Termination of the commercial paper
 program .........................................................         (32,000)               --                --
Repayments of debt ...............................................            (647)         (115,777)           (5,759)
Deferred financing costs .........................................          (2,351)               --            (3,984)
Sale of common stock, net ........................................              --                --                68
                                                                      ------------      ------------      ------------
Net cash provided by (used in) financing activities ..............          (4,998)         (199,059)           39,368
                                                                      ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents .................          (5,583)           10,779           (16,229)
Cash and cash equivalents at beginning of year ...................          22,723            11,944            28,173
                                                                      ------------      ------------      ------------
Cash and cash equivalents at end of year .........................    $     17,140      $     22,723      $     11,944
                                                                      ============      ============      ============



Supplemental schedule of noncash investing and financing activities:




                                                                                   YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                          2000             1999              1998
                                                                      ------------     ------------      ------------
Settlement of Shareholder Litigation (Note 3):
  Issuance of common stock .......................................    $         --     $      3,028      $         --
  Forfeitures of Value Options ...................................              --          (10,244)               --
  Common stock contributed by the Former Majority Shareholder ....              --           11,715                --
                                                                      ------------     ------------      ------------
                                                                      $         --     $      4,499      $         --
                                                                      ============     ============      ============
Details of businesses acquired in purchase transactions:
  Fair value of assets acquired ..................................    $         --     $         --      $     71,217
  Liabilities assumed ............................................              --               --           (11,939)
                                                                      ------------     ------------      ------------

Cash paid for acquisitions .......................................    $         --     $         --      $     59,278
                                                                      ============     ============      ============
Grant of common stock ............................................    $        284     $         --      $         --
                                                                      ============     ============      ============
Notes receivable from sale of hospitals ..........................    $         --     $      7,304      $     13,698
                                                                      ============     ============      ============
Debt assumed by purchaser of hospitals ...........................    $         --     $      2,952      $      3,239
                                                                      ============     ============      ============
Capital lease obligations ........................................    $        141     $      4,018      $      1,653
                                                                      ============     ============      ============


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Paracelsus Healthcare Corporation ("PHC") was incorporated in November 1980 for the principal purpose of owning and operating acute care and related healthcare businesses in selected markets. PHC and its subsidiaries are collectively referred to herein as the "Company." Prior to August 16, 1996, the Company was wholly owned by Park Hospital GmbH (the "Former Majority Shareholder"), a German Corporation wholly owned by Dr. Manfred G. Krukemeyer, the Company's former Chairman of the Board of Directors (the "Former Chairman"). On August 16, 1996, the Company acquired Champion Healthcare Corporation ("Champion") (the "Merger") and completed an initial public equity offering. As of December 31, 2000, the Company operated 10 hospitals with 1,287 licensed beds in seven states.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned or majority-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates, of which the Company owns more than 20% but not in excess of 50%, are recorded on the equity method. Minority interests represent income allocated to the minority partners' investment.

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

         RESTRICTED CASH - The Company had restricted cash of $8.8 million and $13.0 million at December 31, 2000 and 1999, respectively, as collateral for outstanding letters of credit and in 1999 for payments of fees and interest related to the commercial paper financing program and as collateral for outstanding letters of credit.

         SUPPLIES - Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the land improvements (5-25 years), buildings and improvements (5-40 years) and equipment (3-20 years). Leaseholds are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are charged to operations as incurred. Depreciation expense was $21.7 million, $28.9 million and $27.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         GOODWILL AND OTHER LONG-TERM ASSETS - Goodwill, representing costs in excess of net assets acquired, is amortized on a straight-line basis over a period of 20 to 35 years. Other long term assets consist primarily of debt issue cost, deferred physician costs and notes receivable from hospital dispositions. Debt issuance costs are amortized on a straight-line basis (which approximates the interest method) over the term of the related debt. Deferred physician costs are amortized on a straight line basis over the applicable contractual period. Amortization expense was $9.8 million, $10.7 million and $10.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company regularly reviews the carrying value of goodwill and other long-term assets in relation to the operating performance and future undiscounted cash flows of the underlying hospitals. The Company records to expense on a current basis any diminution in values of goodwill and other long-term assets based on the difference between the sum of the future discounted cash flows and net book value.

         NET REVENUE - Net revenue includes amounts estimated by management to be reimbursable by Medicare under the Prospective Payment System and by Medicare and Medicaid programs under the provisions of cost-reimbursement and other payment formulas. Payments for services rendered to patients covered by such programs are generally less than billed charges. Deductions from revenue are made to reduce the charges to these patients to estimated receipts based on each program's principles of payment/reimbursement. Final settlements under these programs are subject to administrative review and audit by third parties. Settlements under reimbursement agreements with third-party payers are estimated and recorded in the period the related services are rendered. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount. The estimated reimbursement amounts are adjusted in subsequent periods as cost reports are prepared and filed and as final settlements are determined (in relation to certain government programs, primarily Medicare, this is generally referred to as the "cost report" filing and settlement process). The adjustments to estimated reimbursement amounts resulted in decreases to revenues of $3.2 million, $5.7 million and $1.3 million in 2000, 1999 and 1998, respectively. Approximately 49.8%, 48.5% and 53.6% of gross patient revenue for the years ended December 31, 2000, 1999 and 1998, respectively, related to services rendered to patients covered by Medicare and Medicaid programs.

         The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any material pending or threatened investigations involving allegations of potential wrongdoing other than those items noted in Note 13. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare, Medicaid and Tricare programs.

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

                                                          2000            1999            1998
                                                        --------        --------        --------

Numerator (a):
   Loss from continuing operations
      before extraordinary loss .................       $(75,470)       $(28,456)       $ (2,553)
   Loss on discontinued operations ..............             --          (1,019)         (2,424)
   Extraordinary charge .........................             --          (4,168)         (1,175)
                                                        --------        --------        --------
   Net loss .....................................       $(75,470)       $(33,643)       $ (6,152)
                                                        ========        ========        ========

Denominator:
   Weighted average shares used for basic
      earnings per share ........................         58,718          55,957          55,108
   Effect of dilutive securities:
      Employee stock options ....................             --              --              --
                                                        --------        --------        --------
   Dilutive potential common shares .............             --              --              --
                                                        --------        --------        --------
Shares used for diluted earnings per share ......         58,718          55,957          55,108
                                                        ========        ========        ========

Loss per share - basic and assuming dilution:
   Loss from continuing operations
      before extraordinary loss .................       $  (1.29)       $  (0.51)       $  (0.05)
   Loss on discontinued operations ..............             --           (0.02)          (0.04)
   Extraordinary charge .........................             --           (0.07)          (0.02)
                                                        --------        --------        --------
   Net loss .....................................       $  (1.29)       $  (0.60)       $  (0.11)
                                                        ========        ========        ========

----------

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to dilutive securities.

         Options to purchase 1,220,403 shares of the Company's common stock at a weighted average exercise price of $3.95 per share and warrants to purchase 414,690 shares at the exercise price of $9.00 per share were outstanding during the year ended December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Under PHC's Amended Plan, all of the Company's warrants, stock option plans and all options outstanding thereunder will be canceled and rendered null and void upon the Effective Date, and the holders of such options will neither receive nor retain any property on account of such interests. (See Note 2).

         COMPREHENSIVE LOSS - Comprehensive loss for the year ended December 31, 1998 included a $12,000 loss related to unrealized losses on marketable securities. Comprehensive loss for the years ended December 31, 2000 and 1999 was equal to reported net loss for those years.

         EMPLOYEE STOCK OPTIONS - The Company does not recognize stock option compensation costs for its stock option plans. See Note 11 for pro forma disclosures reflecting stock option compensation costs based on the fair value of options.

NOTE 2. PROCEEDING UNDER CHAPTER 11 OF THE BANKRUPTCY CODE


         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. PHC elected to seek Bankruptcy Court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations at PHC's hospital subsidiaries. PHC's decision to restructure its debt was due to its highly leveraged capital structure. Despite positive earnings before interest, taxes, depreciation, amortization and unusual charges, the high interest burden severely restricted the Company's reinvestment opportunities. In an effort to conserve capital and to preserve the normal operations of the hospital subsidiaries, PHC did not make interest payments of $33.5 million (including penalty interest) on the 10% Senior Subordinated Notes (the "Notes") due February 15 and August 15, 2000, nor did PHC make an interest payment of $468,000 due on the 6.51% subordinated note ("Park Note") on August 30, 2000. Both the Notes and the Park Note are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing.

         PHC's hospital subsidiaries did not file for bankruptcy protection and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations, all debt and lease obligations, as well as all outstanding and ongoing accounts payable to their contractors and vendors. A $62.0 million credit facility (the "Credit Facility"), collateralized at the subsidiary level, is not directly affected by PHC's bankruptcy filing. The Company expects cash on hand, cash generated from operations and asset sales to be sufficient to meet the net working capital and capital expenditure needs of the hospital subsidiaries during the restructuring process.

         On October 2, 2000, PHC received approval from the Bankruptcy Court to pay pre-petition and post-petition PHC's employee wages, salaries and benefits. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain utilities. All other PHC pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. PHC continues to pay post-petition claims of all vendors and providers in the ordinary course of business.

         Simultaneously with the commencement of its bankruptcy case, PHC filed the initial plan of reorganization (the "Initial Plan") pursuant to which PHC proposed to effect its capital restructuring. On November 2, 2000, after notice and a hearing, PHC's Disclosure Statement under Section 1125 of the Bankruptcy Code with Respect to the Initial Plan was approved, and PHC was authorized to solicit the acceptance or rejection of the Initial Plan by creditors entitled to vote. The Initial Plan was accepted by holders of the Notes, general unsecured claims and common stock prior to December 8, 2000, the date originally set by the Court for the hearing on confirmation of the Initial Plan. However, on December 5, 2000, two proofs of claim aggregating approximately $94.0 million were filed with the Court by a private person (the "Relator") on behalf of the United States and California for alleged violations by PHC under the Federal False Claims Act and the California False Claims Act (the "Claims"). The Claims were based on a partially excised complaint in a qui tam action filed by the Relator under seal in June 1998 in the United States District Court for the Central District of California, Western Division, as Case No. 98-4564 (Shx) (the "Qui Tam Action"). A material condition to the effectiveness of the Initial Plan was that the aggregate amount of the allowed and disputed general unsecured claims would not exceed $15.0 million. The aggregate amount of the Claims, as filed, together with other claims filed that were not anticipated by PHC, exceeded this cap. Accordingly, at PHC's request, on December 8, 2000, the Court continued the hearing on confirmation of the Initial Plan to permit PHC to file, and the Court to consider, an objection to and a motion to estimate the Claims. On or about March 14, 2001, the United States and

California amended their proof of claims, thereby reducing the amounts sought under the Claims to approximately $45.0 million in aggregate.

         To avoid the costs of further litigation and to proceed with confirmation of PHC's plan of reorganization, on April 17, 2001, the Company signed a settlement agreement with the United States, California and the Relator to resolve their proofs of claim (the "Qui Tam Claims Settlement"). In general, the principal settlement terms are the following: the United States, California and the Relator agreed to grant the Company certain releases and to dismiss the litigation against the Company pending in another federal court. The Company agreed that the United States, California and the Relator would have allowed general unsecured claims in the bankruptcy case in the aggregate amount of $5.5 million (the "Allowed Qui Tam Claims") and that the allowed claims would be entitled to share with other allowed general unsecured claimants in the distribution of 11.5% Senior Notes (due on August 15, 2005) (the "New Notes") and common stock of reorganized PHC and a cash payment to be issued under the Initial Plan. In connection therewith, the Company accrued $5.5 million at December 31, 2000, which is included in "Liabilities Subject to Compromise." The Company also agreed to enter into a five year Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. The Company denied any liability or wrongdoing. The settlement agreement is the result of extensive, arm's-length negotiations between PHC, in consultation with the creditors committee, and the Relator and the government entities. The Court approved the settlement on May 22, 2001.

         On April 23, 2001, PHC filed the First Amended Chapter 11 Plan of Reorganization (the "Amended Plan") reflecting changes made necessary by (i) the Allowed Qui Tam Claims, together with other claims filed that were not anticipated by PHC, and (ii) the downward revisions in the Company's projected future operating results due to the opening of a competing hospital in the Company's Fargo, North Dakota market in November 2000, which had a greater than anticipated negative impact on the Company's results of operations. Upon the effective date (the "Effective Date") of the Amended Plan, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void, and current equity holders will not receive stock or warrants, as had previously been provided in the Initial Plan. PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests. Also upon the Effective Date, PHC will merge into a wholly owned subsidiary incorporated in Delaware and will cease to exist as a separate company, and the wholly owned subsidiary will emerge from bankruptcy as reorganized PHC and will be known as Clarent Hospital Corporation. Additionally, all principal and interest outstanding on the Notes and allowed general unsecured claims will be exchanged for (i) New Notes in the aggregate principal amount of $130.0 million (ii) a cash payment, as defined in the Amended Plan, and (iii) 100.0% of the new common stock issued by the reorganized PHC under the Amended Plan. Interest on the New Notes shall accrue commencing on the Effective Date. The Amended Plan incorporates the terms of the Qui Tam Claims Settlement.

         On May 25, 2001, the Bankruptcy Court approved the Amended Plan. The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. Upon the Effective Date, reorganized PHC will take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities law. Additionally, reorganized PHC will have a limited number of stockholders and does not plan to list the New Notes on an exchange. Therefore, PHC will not be required to file periodic public reports, although the new board of directors may seek to voluntarily register its new common stock with the SEC or to list the New Notes on an exchange at a future date and thus become a publicly reporting company.

         Pursuant to the terms of a settlement agreement executed in connection with the global settlement of shareholder litigation that became effective in September 1999, the Park Note and accrued interest must convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the Amended Plan (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) the Park Note holder (Park Hospital GmbH or "Park") will be deemed to have been issued the common stock in accordance with the terms of the settlement and (iii) the Park Note will be deemed to be cancelled. On the Effective Date, the 1.9 million shares of PHC common stock will be deemed canceled and rendered null and void, and Park will neither receive nor retain any property on account of such equity interests.

         The Amended Plan also contains a management retention plan (the "Retention Plan") to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $1.0 million will be awarded, subject to certain conditions, to certain key management employees. The Retention Plan provides that the retention bonuses will be awarded in two equal amounts upon: (i) the Effective Date and
(ii) ninety days following the Effective Date. The Amended Plan and PHC's Disclosure Statement are on file with the Bankruptcy Court and are available for review and copying during the Bankruptcy Court's normal business hours.

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

         "Liabilities Subject to Compromise" on the Company's consolidated balance sheet reflect PHC liabilities incurred prior to the commencement of the Chapter 11 proceeding and do not reflect liabilities of any of PHC's subsidiaries. These liabilities, consisting primarily of long-term debt, including the principal amounts of the Notes and the Park Note and accrued interest through September 15, 2000, certain accounts payable, accrued liabilities and post-termination benefit obligations to former officers and key employees, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral for claims, treatment under the Amended Plan and other events. Payment terms for these amounts as proposed in the Amended Plan are discussed above.

         A summary of the principal categories of claims classified as "Liabilities Subject to Compromise" as a result of the Chapter 11 proceeding follows (in thousands):


10% Senior Subordinated Notes ..................     $    325,000
Unamortized deferred financing costs ...........           (5,544)
Accrued interest through September 15, 2000 ....           36,833
6.51% Subordinated Note ........................            7,185
Post-termination benefit obligations ...........            3,255
Vendor accounts payable ........................              183
Accrued litigation liabilities .................            6,100
                                                     ------------
    Total liabilities subject to compromise ....     $    373,012
                                                     ============

         The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 proceeding. If the Chapter 11 proceeding had not been filed, the Company would have reported a net working capital deficit of approximately $315.3 million at December 31, 2000. During the pendency of the Chapter 11 proceeding, the Company is not recording the contractual amount of interest expense related to the Notes and the Park Note after September 15, 2000. Contractual interest obligations excluded from interest expense reported on the accompanying consolidated statements of operations were $10.8 million for the year ended December 31, 2000.

         Due to cross default provisions, a hospital subsidiary's capital lease obligation has been included in current liabilities in the Company's consolidated balance sheet at December 31, 2000.

         At the Company's request, on October 26, 2000, the Bankruptcy Court dismissed PHC Finance, Inc.'s Chapter 11 proceeding, which was filed on March 15, 2000.

NOTE 3. IMPAIRMENT CHARGES AND UNUSUAL ITEMS

         UNUSUAL ITEMS - In 2000, the Company recorded net unusual charges of $8.2 million, which included (i) a $5.5 million charge to accrue for Allowed Qui Tam Claims, (ii) a $3.4 million charge to reflect legal fees incurred and estimated liability under a class action lawsuit brought against the Company's Fargo, North Dakota facility alleging certain violations of Federal and North Dakota wage and hour laws for the period 1994 through 1998 offset by (iii) a gain of $622,000 on insurance proceeds received as a result of flood damage sustained at the Fargo, North Dakota facility during 2000.

         In 1999, the Company recorded a net unusual charge of $4.2 million, which included (i) a $2.2 million net charge associated with the execution of a senior executive agreement (the "Executive Agreement") with certain former officers (the "Senior Executives") of the Company, see Note 14, (ii) a $5.5 million corporate restructuring charge, discussed below, (iii) a $2.0 million charge associated with litigation expenses and the write-down to net realizable value of a note receivable and other assets, all of which were related to sold facilities offset by (iv) a net gain of $5.5 million related to the settlement of litigation (the "Shareholder Litigation") as discussed below.

         The restructuring charge was recorded in June 1999 as a result of the Company's efforts to further reduce corporate overhead through the consolidation and/or elimination of various corporate functions and contracts and a reduction of corporate office space under lease. Such charge included $2.2 million for employee termination costs, $1.3 million for the cancellation of certain lease and maintenance contracts and $2.0 million for the write-down of certain deferred costs, leasehold improvements and redundant equipment. Costs totaling $185,000, which primarily related to the cancellation of a service contract, remained in accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2000.

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

         IMPAIRMENT CHARGES - The Company recorded $29.7 million in impairment charges during the fourth quarter of 2000 to write-down the book value of certain assets to their estimated fair value. Approximately $25.8 million of this charge was attributable to the Richmond, Virginia facility and was recorded as a result of a decline in operating performance. The remaining impairment charges consisted of (i) $1.9 million charge to write-down home health operations at one facility, which were sold in January 2001 at no material gain or loss to the Company, (ii) a $1.7 million charge to write-down certain clinic assets at one facility, which are no longer in operation and (iii) a $268,000 charge to write-down certain other non hospital assets. Assets impaired included $13.1 million of goodwill.

         During the fourth quarter of 1998, the Company recorded an impairment charge of $1.4 million on two of its facilities to reduce the book value of these facilities to their estimated fair value. The charge occurred as the result of the deterioration of the home health operations at these facilities.


NOTE 4. ACQUISITIONS, DISPOSITIONS AND CLOSURES OF HOSPITALS

         ACQUISITIONS - On July 1, 1998, the Company completed the purchase of Dakota Medical Foundation's 50% partnership interest in a general partnership operating as DHHS for $64.5 million, including net working capital, thereby giving the Company 100% ownership of DHHS. Prior to the purchase, the Company owned 50% of DHHS and accounted for its investment under the equity method.

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

         DISPOSITIONS AND CLOSURES - In December 2000, the Company sold its minority interest in IASIS for $7.9 million, net of expenses, resulting in a pretax gain of $3.3 million. The minority interest was acquired in 1999 in conjunction with the sale of the Company's former operations in the Salt Lake City area, as discussed further below. This gain was offset by $350,000 in losses attributable to the write-down of certain notes received in conjunction with a prior year disposition.

         Pursuant to a recapitalization agreement completed on October 8, 1999, the Company sold 93.9% of the outstanding common stock of a wholly owned subsidiary ("HoldCo") to JLL Healthcare, LLC, an affiliate of the private equity firm of Joseph Littlejohn & Levy, Inc., for $280.0 million in cash, including net working capital. The Company retained a minority interest in the outstanding common stock of HoldCo, which owned substantially all of the assets of five hospitals, with 640 licensed beds, and related facilities located in the Salt Lake City area (the "Utah Facilities"). Subsequent to the closing of the recapitalization agreement, IASIS Healthcare Corporation, a Tennessee corporation, was merged with and into a wholly owned subsidiary of HoldCo, with the HoldCo subsidiary as the surviving entity. Following the Merger, HoldCo changed its name to IASIS Healthcare Corporation, in which the Company retained a 5.8% minority interest.

         The recapitalization agreement was arrived at through an arm's length negotiation. Net cash proceeds were used to eliminate all indebtedness then outstanding under the Company's senior credit facilities totaling $223.5 million and to reduce borrowings under the Commercial Paper program by $12.8 million. The Company also eliminated $7.8 million in annual facility operating lease payments at one of the Utah Facilities and $7.6 million in letter of credit obligations. The Company recorded a pretax gain of $77.8 million, net of allocated goodwill of $43.1 million, on the sale of the Utah Facilities.

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

         Effective March 31, 1999, the Company sold the stock of Paracelsus Bledsoe County Hospital, Inc. ("Bledsoe"), which operated a 32 licensed bed facility located in Tennessee. The sales price of approximately $2.2 million, including net working capital, was paid by a combination of $100,000 in cash and the issuance by the buyer of $2.1 million in promissory notes. The notes are collateralized by all outstanding common stock and assets of Bledsoe. The Company recorded no material gain or loss on the Bledsoe disposition.

         On December 29, 1998, the Company terminated the lease and closed Cumberland River Hospital South, a 41-bed acute care facility in Gainesboro, Tennessee. The closure had no significant impact on the Company's financial position or results of operations.

          On September 30, 1998, the Company completed the sale of substantially all of the assets of the eight LA Metro hospitals (527 licensed beds and one previously closed hospital). The purchase price of approximately $33.7 million, which included the purchase of net working capital, was paid by a combination of $16.5 million in cash, the assumption of approximately $3.2 million in debt, and issuance by the purchaser of $9.9 million of secured promissory notes and an additional secured second lien subordinated note in the principal amount of $3.8 million. In June 1999, the Company recorded a loss of $3.6 million in connection with the sale of LA Metro. The charge resulted from the final settlement of net working capital and the recognition of a prepayment discount on certain promissory notes, which were repaid in full during the second quarter of 1999.

         On June 30, 1998, the Company completed the sale of substantially all of the assets of Chico Community Hospital, Inc., which included a 123-bed acute care hospital and a 60-bed rehabilitation hospital, both located in Chico, California, (collectively, the "Chico Hospitals") for $25.0 million in cash plus net working capital and the termination of a facility operating lease and related letter of credit. The Company recorded a pretax gain of $7.1 million on the disposition.

NOTE 5. DISCONTINUED OPERATIONS

         With the sale of the LA Metro facilities in September 1998, the Company completed its previously announced plan to exit the psychiatric hospital business. Such operations had been reported as discontinued operations since September 1996. During 1998, losses of $4.4 million from operations of the discontinued psychiatric hospitals were charged to the disposal loss accrual previously established in September 1996. Accordingly, such losses were not reflected in the Consolidated Statement of Operations.

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

NOTE 6. INCOME TAXES

 The provision for income taxes consisted of the following ($ in 000's):


                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                2000         1999 (a)         1998
                                                             ----------     ----------     ----------
Continuing operations:
Current:
   Federal .............................................     $       --     $    1,437     $       --
   State ...............................................             --             33             84
Deferred:
   Federal .............................................             --         45,603            520
   State ...............................................             --          7,134             89
                                                             ----------     ----------     ----------
Total income tax provision from continuing operations ..             --         54,207            693
Discontinued operations ................................             --             --         (1,685)
Benefit for extraordinary losses .......................             --             --           (816)
                                                             ----------     ----------     ----------
Total income tax provision (benefit) ...................     $       --     $   54,207     $   (1,808)
                                                             ==========     ==========     ==========



----------

(a) The provision for income taxes in 1999 included a charge of $26.8 million to establish a valuation allowance that offsets the Company's net deferred tax assets. Of this amount, $24.7 million was applied to increase the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss. As a result, no income tax benefits have been recognized on the losses from discontinued operations and the extraordinary loss recorded in 1999.

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations ($ in 000's):



                                                                           YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                      2000          %          1999          %         1998           %
                                                   ---------    ---------    ---------   ---------   ---------    ---------

Federal statutory rate ........................    $ (26,415)       (35.0)   $   9,013        35.0   $    (651)       (35.0)
State income taxes, net of Federal income tax
  benefit .....................................       (4,528)        (6.0)       1,545         6.0        (112)        (6.0)
Non-deductible merger and litigation settlement
  costs(a) ....................................           --                        14          --       5,068        272.5
Non-deductible goodwill amortization ..........          801          1.1        1,278         5.0       1,488         80.0
Non-deductible impairment of
  goodwill(b) .................................        4,561          6.0           --          --          --           --
Non-deductible goodwill related to the sale of
  the Utah facilities(c) ......................           --           --       17,657        68.6          --           --
Adjustment to valuation allowance(d) ..........       25,581         33.9       24,700        95.9      (5,100)      (274.2)
                                                   ---------    ---------    ---------   ---------   ---------    ---------
Effective income tax rate .....................    $      --           --    $  54,207       210.5   $     693         37.3
                                                   =========    =========    =========   =========   =========    =========

----------
(a) Certain liabilities relating to the Shareholder Litigation were recharacterized as non-deductible for federal income tax purposes as a result of the global settlement.

(b) Non-deductible impairment of goodwill related to a facility acquired in connection with the Merger.

(c) Non-deductible goodwill related to certain sold Utah facilities that were acquired in connection with the Merger.

(d)   See discussion of valuation allowance below.

         The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets and liabilities are comprised of the following ($ in 000's):



                                                       DECEMBER 31,
                                                   ----------------------
                                                     2000          1999
                                                   ---------    ---------
DEFERRED TAX LIABILITIES:
 Accelerated depreciation ......................   $   6,428    $  21,249
                                                   ---------    ---------
  Total deferred tax liabilities ...............       6,428       21,249
                                                   ---------    ---------

DEFERRED TAX ASSETS:
 Allowance for bad debts .......................      (3,660)      (7,109)
 Accrued liabilities ...........................           8      (11,699)
 Net operating losses ..........................     (81,025)     (56,063)
 Other - net ...................................     (21,669)     (21,386)
                                                   ---------    ---------
  Total deferred tax assets ....................    (106,346)     (96,257)
 Valuation allowance for deferred tax assets ...      99,918       75,008
                                                   ---------    ---------
  Net deferred tax assets ......................      (6,428)     (21,249)
                                                   ---------    ---------

Net deferred tax assets ........................          --           --
Less: Current deferred tax assets ..............          --           --
                                                   ---------    ---------
Long-term deferred tax assets ..................   $      --    $      --
                                                   =========    =========

         The Company considers prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded due to issues affecting liquidity and related uncertainties discussed in Note 2, which, if unfavorably resolved, will adversely affect the Company's future operations on a continuing basis. The provision for income taxes in 1999 includes a charge of $26.8 million to establish a valuation allowance that offsets the Company's net deferred tax assets. The benefit for income taxes recorded in 2000 was offset in full by the recognition of a valuation allowance to fully reserve net deferred tax assets resulting from 2000 operating losses. As a result of the Company's Chapter 11 bankruptcy, the realization of the tax assets may be substantially and permanently impaired. The future realization of the deductible temporary differences and net operating loss carryforwards depends on the Company's ability to develop and consummate an acceptable and sustainable financial structure and the existence of sufficient taxable income within the carryforward period.

         At December 31, 2000, the Company had net operating loss carryforwards of $197.6 million for U.S. Federal income tax purposes that will expire in varying amounts from 2010 to 2020, if not utilized. Additionally, U.S. Federal income tax law limits a corporation's ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period. As a result of the Company's Chapter 11 Bankruptcy filing, upon the Effective Date the Company expects to realize a material amount of cancellation of indebtedness ("COD") income. However, because PHC is in bankruptcy, it will not be required to include COD income in taxable income but rather will be required to reduce its NOLs and possibly certain other tax attributes, including the tax basis of assets by the amount of the COD income. Furthermore, the issuance of common stock under the Amended Plan will result in an ownership change and thus, subject to certain exceptions applicable to Chapter 11 Bankruptcy proceedings, the Company's utilization of its remaining NOLs may be subject to an annual limitation. The Company is currently reviewing its options under the Tax Code. Accordingly, future limitation on NOLs can not be determined at this time.

         The Company made income tax payments, net of refunds, of $714,000 in 2000 and received income tax refunds, net of payments, $492,000 and $333,000 in 1999 and 1998 respectively.

NOTE 7. LONG TERM DEBT

         The 10% Senior Subordinated Notes and the 6.51% Subordinated Note summarized below have been classified as liabilities subject to compromise as a result of PHC's Chapter 11 bankruptcy filing on September 15, 2000. The Company's long-term debt consisted of the following ($ in 000's):


                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                          2000          1999
                                                                       ---------     ---------

Revolving Credit Facility .........................................    $  30,000     $      --
10% Senior Subordinated Notes .....................................      325,000       325,000
6.51% Subordinated Note ...........................................        7,185         7,185
Capital lease obligations (See Note 8) ............................        7,093         7,599
                                                                       ---------     ---------
                                                                         369,278       339,784
Less long-term debt in default classified as current liabilities ..       (3,085)     (335,445)
Less long-term debt subject to compromise .........................     (332,185)           --
Less long-term debt due within one year ...........................         (471)         (654)
                                                                       ---------     ---------
Total long-term debt ..............................................    $  33,537     $   3,685
                                                                       =========     =========


         SENIOR CREDIT FACILITIES - On May 16, 2000, certain subsidiaries of the Company entered into a new credit agreement with a lending group that provides a $62.0 million revolving credit and letter of credit guaranty facility expiring May 15, 2003. The Credit Facility was used to refinance obligations outstanding under the Company's prior off-balance sheet commercial paper financing program, to replace existing letters of credit outstanding under the previously existing interim financing arrangement and to fund normal working capital and certain capital expenditures of the Company's hospitals. The Credit Facility is an obligation of certain of the Company's subsidiaries and is collateralized by all of those entities' patient receivables (as defined), certain other assets of the Company and a first lien on two of its hospitals. Accordingly, the Credit Facility is not an obligation of PHC. Borrowings under the Credit Facility bear interest at prime plus 1.5% or LIBOR plus 3.75% per annum and are limited to the hospitals' eligible patient receivables and certain operating measurements, as defined. The Company is obligated to pay commitment fees of 0.375% based upon amounts available for borrowing during the terms of the Credit Facility, subject to certain conditions, as defined. The Company also is subject to certain default provisions and a covenant on certain minimum levels of cash generated from operations. The Company was not in compliance with certain covenants under the Credit Facility for the month ending December 31, 2000. The Company subsequently received waivers for all such violations. The weighted average borrowing rate under the Credit Facility was 10.4% for the year ended December 31, 2000.

         The termination of the off-balance sheet commercial paper program effectively resulted in the Company's reacquisition of $32.0 million in accounts receivable previously sold to an unaffiliated trust on a non-recourse basis, which was financed with borrowings under the Credit Facility (See Note 9). At December 31, 2000, the Company had $30.0 million in outstanding borrowings under the Credit Facility and $7.7 million in outstanding letters of credit, which are fully secured by cash collateral held by a collateral agent for the benefit of the lenders. The Company recorded deferred financing costs of $2.4 million in connection with the Credit Facility.

         On October 12, 1999, the Company repaid all borrowings outstanding under its senior credit facilities in conjunction with the sale of the Utah Facilities, or $223.5 million. The senior credit facilities were comprised of a revolving credit facility and two term loans (Tranches A and B). The weighted average borrowing rates for the year ended December 31, 1999 were 8.02%, 7.94% and 8.10% under the Revolving Credit Facility, Tranche A and Tranche B, respectively. The Company recorded an extraordinary charge of $4.2 million, no tax benefits, from the write-off of deferred financing costs due to early extinguishment of debt under the senior credit facilities.

         During the first quarter ended March 31, 1998, the Company recognized an extraordinary charge for the write-off of deferred financing costs of $1.2 million, net of tax benefits of $816,000, relating to the credit facility in existence prior to March 30, 1998.

         SENIOR SUBORDINATED NOTES - On August 16, 1996, the Company completed a $325.0 million registered offering of 10% Senior Subordinated Notes, which are general unsecured senior subordinated obligations of the Company and are not guaranteed by any of its subsidiaries. The Notes are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing on September 15, 2000. Accordingly, the principal amount of the Notes ($325.0 million) and related accrued interest ($36.3 million) have been presented as "Liabilities Subject to Compromise" in the Company's Consolidated Balance Sheet as of December 31, 2000. The Notes are scheduled to mature on August 15, 2006. The Notes are not subject to any mandatory redemption and may not be redeemed prior to August 15, 2001.

         6.51% SUBORDINATED NOTE - Pursuant to an agreement made in conjunction with the Merger, the Former Majority Shareholder received the Park Note, a $7.2 million 6.51% subordinated unsecured note from the Company. Under the terms of a settlement agreement executed in connection with the global settlement of shareholder litigation, the Park Note and accrued interest thereon convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. Under the Amended Plan, (i) the Park Note will be deemed to have been converted to approximately
1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) the Park Note holder will be deemed to have been issued the common stock in accordance with the terms of the settlement and (iii) the Park Note will be cancelled. On the Effective Date, the 1.9 million shares of PHC common stock will be deemed canceled and rendered null and void, and Park will neither receive nor retain any property on account of such equity interests. As a result of PHC's Chapter 11 bankruptcy filings (see Note 2), the principal amount of the Park Note and related accrued interest ($0.5 million) have been presented as "Liabilities Subject to Compromise" in the Company's Consolidated Balance Sheet as of December 31, 2000.

         Due to cross default provisions, a hospital subsidiary's capital lease obligation has been included in current liabilities in the Company's consolidated balance sheet at December 31, 2000.

         OTHER DEBT - Other debt at December 31, 2000 and 1999 consisted primarily of capital lease obligations. These obligations mature in various installments through 2031 at interest rates ranging from 8.65% to 10.5% as of December 31, 2000 and 1999, respectively.

         The following table summarizes maturities of long-term debt outstanding as of December 31, 2000 for the next five years and thereafter, excluding amounts in default classified as current liabilities or amounts classified as liabilities subject to compromise as a result of PHC's Chapter 11 bankruptcy filing.


2001 .............    $   471
2002 .............        410
2003 .............     30,375
2004 .............        107
2005 .............         27
Thereafter .......      2,618
                      -------
    Total ........    $34,008
                      =======

         The Company paid interest of $ 4.1 million, $50.2 million and $51.7 million during 2000, 1999 and 1998, respectively.

NOTE 8. LEASES

         The Company leases property and equipment under cancelable and non-cancelable leases. Future minimum operating and capital lease payments as of December 31, 2000, including amounts relating to leased hospitals, for the next five years and thereafter were ($ in 000's):




               YEARS ENDED DECEMBER 31,       OPERATING         CAPITAL
               ------------------------     ------------     ------------
2001 (a) ...............................    $      2,251     $        774
2002 ...................................           1,364              675
2003 ...................................             591              615
2004 ...................................             299              335
2005 ...................................             242              238
Thereafter .............................           1,536            6,158
                                            ------------     ------------
Total minimum future payments ..........    $      6,283            8,795
                                            ============
Less amount representing interest ......                           (4,787)
                                                             ------------
                                                                    4,008
Less current portions ..................                             (471)
                                                             ------------
Long-term capital lease obligations ....                     $      3,537
                                                             ============

----------

(a) Excludes $4.8 million, including interest of $1.7 million, of future minimum lease payments under a capital lease obligation in default.



         The following summarized amounts relate to assets leased by the Company under capital leases ($ in 000's):


                                           DECEMBER 31,
                                   ------------------------------
                                       2000              1999
                                   ------------      ------------
Property & equipment .........     $      8,863      $     10,331
Accumulated depreciation .....           (3,314)           (3,406)
                                   ------------      ------------
    Net book value ...........     $      5,549      $      6,925
                                   ============      ============

         Depreciation of assets under capital leases is included in depreciation and amortization in the Consolidated Statements of Operations. Rental expense was $5.5 million, $15.6 million and $23.2 million for 2000, 1999 and 1998, respectively.

NOTE 9. SALE OF ACCOUNTS RECEIVABLE

         A subsidiary of the Company formerly had an agreement with an unaffiliated trust (the "Trust") to sell the Company's hospital eligible accounts receivable (the "Eligible Receivables") on a nonrecourse basis to the Trust, hereafter referred to as the Commercial Paper program. The Commercial Paper program was terminated on May 16, 2000, with amounts outstanding thereunder refinanced with borrowings under the Credit Facility (See Note 7). Consequently, the accompanying balance sheet as of December 31, 2000, reflects offsetting increases in accounts receivable and long-term debt of $32.0 million.

         Eligible receivables sold at book value to the Trust at no gain or loss at December 31, 1999 were $31.0 million. Interest expense charged to the Trust related to the Commercial Paper program was passed through to the Company and included as interest expense in the Company's Consolidated Statement of Operations. Interest expense incurred by the Company related to this program was $0.7 million, $2.2 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998 respectively.

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS - All financial instruments are held for purposes other than trading. The estimated fair values of all financial instruments, other than long-term debt, approximated their carrying amounts due to the short-term maturity of these instruments. The carrying amount and fair value of long-term debt are as follows ($ in 000's):


                                                                   DECEMBER 31,
                                         ---------------------------------------------------------------
                                                     2000                              1999
                                         -----------------------------     -----------------------------
                                           CARRYING          FAIR            CARRYING           FAIR
                                            AMOUNT           VALUE            AMOUNT           VALUE
                                         ------------     ------------     ------------     ------------
Long-term Debt:
  Revolving Credit Facility ........     $     30,000     $     30,000     $         --     $         --
  10% Senior Subordinated Notes ....          325,000          113,750          325,000          188,500
  6.51% Subordinated Note ..........            7,185              (a)            7,185            4,400

(a) See Note 2 for a discussion of the impact of PHC's bankruptcy filing on the 6.51% Subordinated Note.

         The fair values of the Credit Facility approximated the carrying amounts since the interest rate was based on a current market rate. The fair value of the Notes is based on the quoted market price. The fair value of the remaining debt, where applicable, was estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

         As of May 16, 2001, the fair value of the Notes based on the quoted market price was $107.3 million.

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

         Under PHC's Amended Plan, all shares of common stock currently outstanding will be canceled and rendered null and void upon the Effective Date, and PHC's current equity holders will neither receive nor retain any property on account of such equity interests. (See Note 2).

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

         In March 2000 the Company made a restricted stock grant of 1.3 million shares of common stock to its Chief Executive Officer pursuant to his employment agreement. The grant vests over a four year period. Total deferred compensation cost associated with the grant was $284,000, which will be amortized over the vesting period of such grant to the extent applicable. Under PHC's Amended Plan, all shares of PHC common stock underlying the restricted stock grant will be canceled and rendered null and void upon the Effective Date, and the Chief Executive Officer will neither receive nor retain any property on account of such equity interests.

         STOCK OPTION PLANS - Under PHC's Amended Plan, all of the Company's stock option plans and all options outstanding thereunder will be canceled and rendered null and void upon the Effective Date, and the holders of such options will neither receive nor retain any property on account of such interests.

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

         As more fully discussed in Note 14, in connection the execution of the Executive Agreement and subsequent resignation of the Senior Executives, 696,000 Value Options were cancelled.

         At December 31, 2000, there were 9.7 million shares of common stock reserved for exercise of options. Except for the Value Options as noted above, stock options were generally granted at an exercise price equal to or in excess of the estimated fair market value of the shares on the date of grant and expire ten years from the grant date. The Value Options and options granted to directors were fully vested on the date of grant, with the remaining options vesting generally over a period of 3 to 4 years from the date of grant. Options generally expire upon certain events (such as termination of employment with the Company), except for Value Options, which remain exercisable until the end of the 10-year option term. The following table presents the number of shares covered by options outstanding and the related number of options granted, assumed, exercised and canceled for each period in the three years ended December 31, 2000 (in 000's, except per share amounts):


                                                                               WEIGHTED
                                            NUMBER           EXERCISE          AVERAGE
                                              OF              PRICE            EXERCISE
                                           OPTIONS          PER SHARE           PRICE
                                         -----------      --------------     -----------
Outstanding at January 1, 1998 .....           7,555      $0.01 to $9.00     $      4.90
  Granted ..........................              --                  --              --
  Exercised ........................             (17)     $         3.56     $      3.56
  Canceled .........................            (156)     $3.92 to $9.00     $      4.96
  Forfeited ........................            (696)     $         0.01     $      0.01
                                         -----------

Outstanding at December 31, 1998 ...           6,686      $0.01 to $9.00     $      5.41
  Granted ..........................           1,105      $0.63 to  2.20     $      2.11
  Canceled .........................          (5,127)     $0.01 to $9.00     $      5.66
                                         -----------

Outstanding at December 31, 1999 ...           2,664      $0.01 to $9.00     $      3.51
  Exercised ........................            (177)     $         0.01     $      0.01
  Canceled .........................          (1,070)     $1.00 to $9.00     $      4.23
                                         -----------

Outstanding at December 31, 2000 ...           1,417      $0.01 to $9.00     $      3.40
                                         ===========


         The number of options exercisable at December 31, 2000, 1999 and 1998 were 1.1 million, 1.8 million and 4.1 million, respectively. The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2000 (in 000's, except per share and time period amounts):


                                 OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
        ------------------------------------------------------------------     -----------------------------
                                              Weighted
                                               Average          Weighted                         Weighted
            Range of                          Remaining         Average                          Average
            Exercise           Number        Contractual        Exercise         Number          Exercise
             Price          Outstanding         Life             Price         Exercisable        Price
        ---------------     -----------    --------------    -------------     -----------     -------------
        $0.01                    197          6.85 years          $0.01            197             $0.01
        $0.63-$9.00            1,220          7.14 years          $3.94            885             $4.39


         The weighted average grant-date fair values were $0.78 for options granted during 1999 and $3.66 for options granted during 1997, using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1997 respectively: risk-free interest rates of 5.97% and 5.60%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's stock of 96.4% and 97.4%; and a weighted-average expected life of the options of 4 years.

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

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 2000, 1999 and 1998 is as follows and includes compensation expense of $397,000 (no tax effect), $751,000 (no tax effect) and $4.1 million ($2.4 million after-tax), respectively, ($ in 000's, except for earnings per share data):


                                              2000               1999               1998
                                          ------------       ------------       ------------

Pro forma net loss .................      $    (75,867)      $    (34,394)      $     (8,597)
Pro forma net loss per share:
   Basic and assuming dilution .....      $      (1.29)      $      (0.61)      $      (0.16)

         WARRANTS AND CONVERTIBLE SECURITIES - As of December 31, 2000, the Company had outstanding warrants to purchase 414,690 shares of Common Stock at an exercise price of $9.00 per share expiring December 31, 2003. Under PHC's Amended Plan, warrants currently outstanding will be canceled and rendered null and void upon the Effective Date, and the holders of such warrants will neither receive nor retain any property on account of such interests.

NOTE 12. EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 20% of pretax compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches $.25 for each $1.00 of employee contributions up to 6% of employees' gross salary and may make additional discretionary contributions. Total expense for employer contributions to the plan for 2000, 1999 and 1998 was $1.2 million, $1.2 million and $2.0 million, respectively.

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to a selected group of management and highly compensated employees. All claims outstanding under the SERP are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing and have been presented as such in the accompanying consolidated balance sheet (see Note
2). The Company's obligations under the SERP will be treated as allowed general unsecured claims and will be discharged on the Effective Date in accordance with the provisions of the Amended Plan.

         As a result of a change in control from the Merger, officers and employees of the Company who were participants in the SERP prior to the Merger became fully vested in all benefits thereunder. In April 1997, the Board of Directors elected to terminate the provision of future benefits for certain participants under the plan, which resulted in a plan curtailment. As a result, the Company incurred minimal expenses in 2000 and 1999 related to the plan. In connection with the execution of the Executive

Agreement and the global settlement of the Shareholder Litigation, the Company was released from SERP obligations to certain former senior executives. The effect of this release is included as a component of the $5.5 million net gain related to the settlement of the Shareholder Litigation included in unusual items for the year ended December 31, 1999.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         LITIGATION - The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         On September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas (Case no. 00-38590-H5-11). The bankruptcy filing is limited to PHC, the parent company, and does not include any of PHC's hospital subsidiaries. See Note 2 for a more comprehensive discussion of this matter.

         On December 5, 2000, two proofs of claim aggregating approximately $94.0 million were filed with the Bankruptcy Court by a Relator on behalf of the United States and California for alleged violations by PHC under the Federal False Claims Act and the California False Claims Act. The Company agreed that the United States, California and the Relator would have allowed general unsecured claims in the bankruptcy case in the aggregate amount of $5.5 million and that the allowed claims would be entitled to share with other allowed general unsecured claimants in a distribution of New Notes and common stock of reorganized PHC and a cash payment to be issued under the Plan. The Company also agreed to enter into a five year Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. See
Note 2 for a more comprehensive discussion of this matter.

         A subsidiary of the Company is a defendant in two law suits alleging certain violations of Federal and North Dakota wage and hour laws for the period 1994 through 1998 at the Fargo, North Dakota hospital. The actions currently pending are Sister Colette Werlinger, et al., vs. Champion Healthcare Corporation, et al., Civ. NO. 97-2466 (District Court, County of Cass, State of North Dakota) and Sister Juliana Wisnewski, et al., vs. Champion Healthcare Corporation, et al., Civil No. A3-96-72 in the United States District Court for the District of North Dakota, Southeastern Division, on appeal as Shelly Reimer, et al. vs. Champion Healthcare Corporation, et al., Case No. 00-2413 in the United States 8th Circuit Court of Appeals. The federal case was certified as a Fair Labor Standards Act collective action in 1999, and the state case was granted class action status in 1998. In January 2000, the federal court granted the Company's motion for summary judgment for all but one of the federal claims. The federal issue not dismissed involved a computation error on the part of the Company that had been voluntarily corrected. Related liquidated damages were subsequently settled with the payment of an immaterial amount. The parties have appealed the federal trail court's summary judgment rulings to the 8th Circuit Court of Appeals. In November 2000, the state court issued a ruling that increased the number of individuals covered under the class action and the scope of the potential damages to which the Company might be subject in the event of an adverse jury verdict. Attempts to settle this matter have been unsuccessful to date, although discussions are ongoing. In the fourth quarter of 2000, the Company recorded an unusual charge of $2.7 million to accrue for its estimated liability with respect to this matter. The Company has also incurred an additional $655,000 in legal fees related to this matter.

         On April 26, 2001, the Company learned that a private person acting on behalf of the United States had filed a civil damages action under seal in February 1996 against many defendants throughout the United States, including a subsidiary of the Company, Paracelsus Fentress County General Hospital,

Inc. ("Fentress"), in the United States District Court for the Eastern District of Pennsylvania. The complaint alleged that Fentress and the other defendants committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain types of pneumonia. The complaint seeks an unspecified amount of money damages, penalties, costs and reasonable attorney's fees and other unspecified relief.

         The United States has not intervened in the case, and Fentress has not been formally served with the complaint. Before learning of the complaint, Fentress had been involved in discussions with the Federal government regarding a review of pneumonia claims filed with the Medicare program by Fentress for years 1992-1997 with a view to a possible settlement of the issue. Based on the results of the Company's independent review, the Company has accrued $800,000 for potential settlement costs associated with this matter.

         Also on April 26, 2001, the Company learned that an unidentified private person acting on behalf of the United States had filed a civil damages action under seal in July 2000 against the Company and Fentress in the United States District Court for the Middle District of Tennessee. The complaint alleged that Fentress committed violations of the federal civil False Claims Act by using inaccurate codes to obtain higher reimbursement from Medicare for treating certain medical conditions and that the Company assisted Fentress. The complaint seeks money damages of not less than $5 million, treble the amount of damages, penalties and other unspecified relief. The Company is in the preliminary stages of its review of this matter and is unable to predict at this time what impact, if any, this action will have on the Company's financial condition, results of operations or liquidity.

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

         MEDICARE AND MEDICAID - Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under these programs. Funds received from these programs are subject to audit. These audits can result in retroactive adjustments of such payments. It often takes many years to make a final determination about the amounts earned under the programs because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. There can be no assurance that future audits will not result in material retroactive adjustments.

NOTE 14. CERTAIN RELATED PARTY TRANSACTIONS

         THE EXECUTIVE AGREEMENT - On November 25, 1998, the Company and its then senior executives, Mr. Charles R. Miller, Mr. James G. VanDevender and Mr. Ronald R. Patterson, collectively the Senior Executives, executed the Executive Agreement superseding their existing employment contracts and certain other stock option and retirement agreements with the Company. Under the Executive Agreement, as amended, Messrs. Miller and Patterson remained in their management positions with the Company until their resignation on June 30, 1999. Mr. VanDevender entered into a separate employment agreement with the Company and served as interim Chief Executive Officer effective July 1, 1999 until his resignation from the Company on February 29, 2000.

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

         Pursuant to the Executive Agreement, the Senior Executives gave up all rights to exercise or dispose of 696,000 Value Options that they received at the time of the Merger. The Value Options were cancelled upon the Senior Executives' resignation from the Company. The quoted market value of the Value Options upon the execution of the Executive Agreement was approximately $1.6 million and was recorded as a reduction to common stock. A corresponding liability of $1.6 million was amortized ratably to income over the required-stay period ended June 30, 1999.

         The Company recorded approximately $2.2 million and $352,000 of net expenses related to the Executive Agreement, which was included in unusual items, for the years ended December 31, 1999 and 1998, respectively.

         6.51% SUBORDINATED NOTE - The Former Majority Shareholder received the Park Note, a $7.2 million 6.51% subordinated note, from the Company in conjunction with the Merger, which is currently subject to compromise as a result of PHC's Chapter 11 bankruptcy filing on September 15, 2000 (See Note
 2). The Company did not pay interest on such note in 2000 and paid interest of $467,000 in 1999 and 1998, respectively.

         CONSULTING AGREEMENT - Effective August 1996, the Company was a party to an agreement with the Former Chairman, pursuant to which he provided management and strategic advisory services to the Company for an annual consulting fee for a term not to exceed ten years. The Company paid the Former Chairman consulting fees of $187,500 in 1999 and 1998. In connection with the global settlement of the Shareholder Litigation, the Company paid the Former Chairman $1.0 million in cash and issued to him 1.0 million shares of common stock to terminate the agreement. The Company recorded unusual charges of $2.2 million relating therewith based on the value of the cash payment and the quoted market value of the Company's common stock at the time the global settlement was executed.

         INSURANCE AGREEMENT - The Company is also a party to an insurance agreement that provides insurance benefits to the Former Chairman in the event of his death or permanent disability benefits of $1.0 million per year during the 10-year term of such agreement, which expires 2006. As a result of

PHC's Chapter 11 bankruptcy filing, the Company's obligation under this agreement will be discharged as of the Effective Date in accordance with the provisions of PHC's Amended Plan.

NOTE 15. QUARTERLY DATA (UNAUDITED)

         The following table summarizes the Company's quarterly financial data for the years ended December 31, 2000 and 1999 ($ in 000's, except per share data):



                                                                                                     LOSS PER SHARE
                                       LOSS FROM                                       -------------------------------------------
                           NET        CONTINUING      DISCONTINUED        NET          CONTINUING     DISCONTINUED          NET
       QUARTERS          REVENUE      OPERATIONS       OPERATIONS         LOSS         OPERATIONS      OPERATIONS          LOSS
-------------------     ---------     ----------      ------------     ---------       ----------     ------------     -----------
First Quarter -
 2000 (a) ........      $  95,084      $  (8,503)      $      --       $  (8,503)      $   (0.15)      $      --       $   (0.15)
 1999 (b) ........        150,944         (1,586)             --          (1,586)          (0.03)             --           (0.03)
Second Quarter -
 2000 (c) ........         91,039         (9,164)             --          (9,164)          (0.16)             --           (0.16)
 1999 (d)(e) .....        143,267         (7,609)             --          (7,609)          (0.14)             --           (0.14)
Third Quarter -
 2000 (f) ........         93,207        (11,485)             --         (11,485)          (0.20)             --           (0.20)
 1999 (g) ........        138,161         (3,376)           (601)         (3,977)          (0.06)          (0.01)          (0.07)
Fourth Quarter -
 2000 (h) ........         89,821        (46,318)             --         (46,318)          (0.78)             --           (0.78)
 1999(i) (j) .....         84,165        (15,885)           (418)        (20,471)          (0.28)          (0.01)          (0.36)



----------

      a)    Includes reorganization costs of $2.5 million.

      b) Includes an unusual charge of $1.1 million resulting from the execution of the Executive Agreement.

      c)    Includes reorganization costs of $1.8 million.

      d)    Includes a loss of $2.4 million on the sale of hospitals.

      e) Includes unusual costs of (i) $1.1 million resulting from the execution of the Executive Agreement and (ii) $5.5 million relating to corporate restructuring charges.

      f)    Includes reorganization costs of $1.5 million.

      g) Includes (i) an unusual gain of $5.5 million resulting from the settlement of the Shareholder Litigation and (ii) a gain of $2.0 million on the sale of a hospital.

      h) Includes (i) impairment charges of $29.7 million to write-down long-lived assets to fair value at certain facilities, (ii) $8.2 million in unusual charges related to the Allowed Qui Tam Claims, a class action suit at one facility and a gain on insurance proceeds as a result of flood damage at one facility, (iii) a $3.0 million net gain on the sale of facilities and (iv) reorganization costs of $1.9 million.

      i) Includes a gain of $77.8 million on the sale of the Utah Facilities and an increase in income tax provision of $26.8 million from the recording of a valuation allowance, which offsets the Company's net deferred tax assets. Of the $26.8 million, $24.7 million was reflected as an increase in the income tax provision on income from continuing operations and $2.1 million was applied to eliminate income tax benefits on losses from discontinued operations and an extraordinary loss.

      j) Includes extraordinary loss from the early extinguishment of debt, (no tax effect) of $4.2 million.

         Quarterly operating results are not necessarily representative of operations for a full year for various reasons including levels of occupancy, fluctuations in interest rates, acquisitions and divestitures.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


         On March 15, 2001, the accounting firm, Ernst & Young LLP ("EY"), resigned as the auditor of the financial statements of the Company. EY resigned because statements made by a representative of the Creditors Committee in the PHC bankruptcy hearings could in the future create the appearance that EY lacked the necessary independence to remain as the auditors for the Company.

         During the two most recent fiscal years and through March 15, 2001 (the "Reporting Period"), none of EY's reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles except that the report for the 1999 fiscal year included a paragraph expressing substantial doubt about the Company's ability to continue as a going concern. During the Reporting Period, there were no matters of disagreement with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of EY, would have caused EY to make a reference to the matter in its reports on the financial statements. In addition, during the Reporting Period there were no "reportable events" as described in Item 304 (a)(1)(v) of Regulation S-K.

         The Company requested EY to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of EY's letter, dated March 16, 2001, was filed as an exhibit to the Company's Form 8-K dated March 15, 2001

         On March 15, 2001, the Company engaged PricewaterhouseCoopers LLP as its new accounting firm to audit the Company's financial statements. The decision to engage PricewaterhouseCoopers LLP was approved by the Company's Board of Directors and the Bankruptcy Court. During the Reporting Period, PricewaterhouseCoopers LLP has not been engaged as either the principal accountant of the Company to audit its financial statements or of any significant subsidiary. During the Reporting Period, the Company has not consulted with PricewaterhouseCoopers LLP about any of the matters listed in Regulation S-K Item 304(a)(2)(i) or (ii).

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding the Company's executive officers is set forth under "Executive Officers of the Registrant" in Part I of this Report.

         The Amended Plan provides that on the Effective date, the management control and operation of the reorganized debtor shall become the general responsibility of the board of directors of reorganized PHC. The initial board of directors shall consist of five individuals to be designated prior to the confirmation date. Directors so designated will serve until the first annual meeting of stockholders of reorganized PHC and otherwise pursuant to the terms of the certificate of incorporation and/or bylaws of reorganized PHC.

         The directors of the Company, their positions and offices, their respective terms of office as directors, their respective ages and background are as follows:

         LAWRENCE P. ENGLISH, age 60, a director since 1999 and Chairman of the Board since February 2000. Mr. English's term expires at the 2001 annual meeting of stockholders. Since June 2000, Mr. English has been Chairman and Chief Executive Officer of Quadramed Corporation, a healthcare information and technology company. Prior to assuming this position, Mr. English was President of Lawrence P. English, Inc., a consulting and turnaround management firm. He was the founder, Chairman and Chief Executive Officer ("CEO") of Aesthetics Medical Management, Inc., a physician management company from 1997 to 1998. From 1992 to 1996, he was the president of Cigna Healthcare, a healthcare management organization and a division of Cigna Corporation. Mr. English currently serves as a director of Spacefitters, Inc., a Windsor, Connecticut based technology company and Curative Health Services Inc., a Hauppauge, New York disease management company. Mr. English has over 37 years of experience in the insurance and health care industries.

         JOAN S. FORTUNE, age 53, a director since 1999 whose term expires at the 2002 annual meeting of stockholders. From 1995 until 1999, she was retired with no other position. Ms. Fortune was General Partner of Frontenac Company, a venture capital firm from 1987 until her retirement in 1995. At Frontenac, Ms. Fortune specialized in investments in healthcare products and services. Prior to her time at Frontenac, she was a management consultant with Hayes/Hill, Inc. and worked for more than 10 years in the healthcare industry at American Hospital Supply Corporation, G.D. Searle & Co. and a research facility associated with the University of Wisconsin.

         NOLAN LEHMANN, age 57, a director since 1998 whose term was to expire at the 2000 annual meeting of stockholders. Mr. Lehmann is the President and director of Equus Capital Management Corporation, an investment advisor firm located in Houston, Texas, since 1983. Mr. Lehmann is also President and a director of Equus II Incorporated, a registered investment company traded on the New York Stock Exchange. Mr. Lehmann also serves as a director of Allied Waste Industries, Inc. Mr. Lehmann holds graduate and undergraduate degrees in accounting and economics from Rice University and is a Certified Public Accountant.

         ROBERT W. MILLER, age 59, a director since 1999 whose term was to expire at the 2000 annual meeting of stockholders. Mr. Miller was a partner with the law firm of King & Spalding from 1985 until his retirement at the end of 1997. He currently serves as non-executive Chairman of the Board of Magellan Health Services, Inc., a behavioral managed care company listed on the New York Stock Exchange, and is a past president of the American Academy of Healthcare Attorneys.

         HEINER MEYER ZU LOSEBECK, age 48, a director since 1998 whose term expires at the 2001 annual meeting of stockholders. Dr. Meyer zu Losebeck is the Managing Director of Paracelsus-Kliniken-Deutschland GmbH ("PKD"), Park, and other affiliates of PKD. PKD owns and operates 26 hospitals ranging in size from 42 to 350 beds in Germany and Switzerland. Park owns approximately 34.5 percent of the shares of the Company, and PKD owns all the shares of Park. From 1989 through August 1997, Dr. Meyer zu Losebeck was a tax consultant, auditor, and chartered accountant at Dr. Mertens and Partners, Osnabruck, Germany.

         PETER SCHNITZLER , age 33, a director since 1999 whose term was to expire at the 2000 annual meeting of stockholders. Mr. Schnitzler is the Corporate Accountant of PKD. He has been employed by PKD (and its respective legal predecessor) since 1993. Mr. Schnitzler has a graduate degree in finance, auditing and hospital administration.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         During the year ended December 31, 2000, Dr. Meyer zu Losebeck did not file on a timely basis Form 4 "Statement of Changes in Beneficial Ownership of Securities" in connection with the termination of his executorship of Professor Krukemeyer's estate, pursuant to which Dr. Meyer zu Losebeck formerly had voting and dispositive power with respect to the shares of the Company's common stock owned by Park-Hospital GmbH. In May 2001, Dr. Meyer zu Losebeck filed a Form 5 "Annual Statement of Changes in Beneficial Ownership" reporting the termination of his executorship of Professor Krukemeyer's estate. Based solely upon confirmations provided by the directors and executive officers of the Company reporting transactions involving the Company's securities during the most recent fiscal year, the Company believes that all other transactions by reporting persons were reported on a timely basis. Based on shareholder filings, the Company does not believe any other shareholders are subject to Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

         The following table summarizes the compensation with respect to all services rendered to the Company during the calendar years indicated for its Chief Executive Officer, its four most highly compensated executive officers and Mr. VanDevender, the Company's former interim Chief Executive Officer, who resigned from the Company effective February 29, 2000 (collectively the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                      ANNUAL COMPENSATION            AWARDS
                                                  -------------------------       ------------
                                                                                                       ALL
                                                                                    SECURITIES        OTHER
                                                                                    UNDERLYING        COMPEN-
   NAME AND PRINCIPAL                                 SALARY          BONUS          OPTIONS          SATION
      POSITION                         YEAR            ($)             ($)             (#)            ($)(d)
------------------------------      ----------      ----------      ----------      ----------      ----------
Robert L. Smith (a)                       2000      $  333,896      $       --                      $   20,605
  Chief Executive Officer &
  Director

Lawrence A. Humphrey                      2000      $  280,000      $   70,000              --      $    2,987
  Executive Vice President &              1999         276,898         160,900         100,000           3,989
  Chief Financial Officer                 1998         268,427              --              --           2,375

Deborah H. Frankovich                     2000      $  206,667      $   44,810              --      $    3,381
  Senior Vice President &                 1999         197,428          75,998          75,000           2,883
  Treasurer                               1998         190,396              --              --           2,375

Steven D. Porter (b)                      2000      $  240,000      $   40,000              --      $    2,087
  Senior Vice President of                1999         200,000              --              --             787
  Operations

Robert M. Starling                        2000      $  206,667      $   29,810              --      $    2,670
  Senior Vice President &                 1999         195,987          75,998          75,000           3,329
  Controller                              1998         190,105              --              --           2,165

James G. VanDevender (c)                  2000      $   90,000      $       --              --      $   22,148(e)
  Former Senior Executive Vice            1999         457,500         125,000              --       1,324,466
  President & interim Chief               1998         370,313              --              --         108,005
  Executive Officer



----------

(a) Mr. Smith joined the Company as Chief Executive Officer and director effective March 27, 2000.

(b) Mr. Porter resigned from the Company effective February 28, 2001. He had been employed by the Company since July 1, 1999.

(c)      Mr. VanDevender resigned from the Company effective February 29, 2000.

(d) Represents relocation reimbursements, life insurance premiums and matching contributions paid by the Company under its Employee Retirement Savings 401(k) Plan and includes payments in 1998 for vested benefits under the supplemental executive retirement plan to Mr. VanDevender of $104,969 respectively.

(e) 1999 included payments of $1.3 million to Mr. VanDevender in connection with the Executive Agreement.

         OPTION GRANTS IN THE LAST FISCAL YEAR. The Company did not make any stock option grants in 2000. The exercise prices on stock options previously granted were not amended or adjusted. The Company has no outstanding stock appreciation rights.


AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         No options were exercised by the Named Executives during 2000. The following table sets forth the number of options held by the Named Executives and their value at December 31, 2000. Under PHC's Amended Plan, all of the Company's stock option plans and all options outstanding thereunder will be canceled and rendered null and void upon the Effective Date, and the holders of such options will neither receive nor retain any property on account of such interests.


                                              NUMBER OF SECURITIES                              VALUE OF UNEXERCISED
                                             UNDERLYING UNEXERCISED                                 IN-THE-MONEY
                                              OPTIONS AT FY-END (#)                            OPTIONS AT FY-END($)(a)
                                     --------------------------------------------    ----------------------------------------
               NAME                    EXERCISABLE            UNEXERCISABLE              EXERCISABLE         UNEXERCISABLE
------------------------------      -----------------   ------------------------     ------------------   -------------------

Robert L. Smith                               --                     --                       --                    --
Lawrence A. Humphrey                     167,500                 62,500                       --                    --
Deborah H. Frankovich                    123,125                 46,875                       --                    --
Robert M. Starling                       123,125                 46,875                       --                    --

----------
(a) Market value of underlying securities at December 31, 2000 was below the option exercise price for all options outstanding.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has a supplemental executive retirement plan ("SERP") to provide additional post-termination benefits to selected members of management and certain highly compensated employees.

         All claims outstanding under the SERP are subject to compromise as a result of PHC's Chapter 11 bankruptcy filing and have been presented as such in the accompanying consolidated balance sheet (see Note 2). The Company's obligations under the SERP will be treated as an allowed general unsecured claims and will be discharged on the Effective Date in accordance with the provisions of the Plan.

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

         Pursuant to the Executive Agreement, the Company was released from SERP obligations to Mr. VanDevender. In turn, the Company paid Mr. VanDevender $104,969 during 1998 (as reported in footnote (e) to the Summary Compensation Table), which represented amounts due for vested benefits under the SERP. In connection with the global settlement of the Shareholder Litigation, the Company was also released from certain existing contractual obligations under the SERP to certain former officers when the settlement became effective. No officers of the Company participate in the SERP.

ANNUAL BONUS PLAN

         The 2000 Bonus Plan (the "Bonus Plan") is designed to reward certain employees of the Company for achieving corporate and/or individual market performance objectives. The Bonus Plan is intended to provide an incentive for superior work and to motivate participating employees toward higher achievement and business results, to link their goals and interests more closely with those of the Company and its shareholders, and to enable the Company to attract and retain highly qualified employees. With respect to hospital chief executive officers and those officers holding the title of executive officer and above, the Bonus Plan is administered and approved by the Compensation and Stock Option Committee each year. Upon achievement by the Company of certain targeted operating results or other performance goals such as operating income and quality standards, the Company will pay performance bonuses, the aggregate amounts of which will be determined annually based upon an objective formula.

EMPLOYEE RETIREMENT SAVINGS 401(K) PLAN

         The Company has a defined contribution 401(k) retirement plan covering all eligible employees at its hospitals and the corporate office. Participants may contribute up to 20% of pretax compensation, not to exceed a limit set annually by the Internal Revenue Service. The Company matches $.25 for each $1.00 of employee contributions up to 6% of employees' gross pay. The Company may make additional discretionary contributions. In 2000, the Company contributed $1.2 million to the plan.

EMPLOYMENT, SERVICES AND OTHER AGREEMENTS

         On March 27, 2000, the Company entered into an employment agreement with Mr. Smith. Mr. Smith's compensation includes (i) a base salary of $35,420 per month, (ii) a bonus equal to 50% of Mr. Smith's base pay based upon the Company achieving certain performance goals, as defined, subject to a guaranteed bonus equal to 25% of base pay for the first year of the employment agreement
(iii) certain benefits, including, but not limited to, life insurance and long-term disability and (iv) a restricted stock grant of 1,300,000 shares of Company common stock, which is to vest in 25% increments each year beginning January 1, 2001. Under PHC's Amended Plan, all shares of PHC common stock underlying the restricted stock grant will be canceled and rendered null and void upon the Effective Date, and Mr. Smith will neither receive nor retain any property on account of such equity interests.

         The Company entered into Indemnity and Insurance Coverage Agreements, effective August 16, 1996, with the certain Named Executives, members of the Board of Directors and certain other officers of the Company, to advance reasonable defense costs in connection with litigation, investigations and other proceedings, subject to their undertakings to repay such costs in certain circumstances. Pursuant to these agreements, the Company incurred defense costs of approximately $205,000 in 1999 on behalf of Mr. VanDevender and certain other former Senior Executives.

COMPENSATION OF DIRECTORS

         Each non-employee director of the Company receives an annual fee of $25,000, a fee of $2,500 for each meeting (or $1,000 for each telephonic conference) of the Board or $1,000 for any committee thereof attended and annual grant of fully-vested stock options at each annual meeting of stockholders after which the director continues to serve. Directors of the Company who are also employees of the

Company will not receive any additional compensation for their service as directors. All directors will be reimbursed for reasonable expenses incurred in the performance of their duties.

         Directors are also eligible to receive options to purchase shares of Common Stock under the 1996 Stock Incentive Plan (the "Incentive Plan"). The Company did not grant any stock options in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the shares of Common Stock beneficially owned as of May 25, 2001 by (i) each stockholder known by the Company to be a beneficial owner of more than five percent of Common Stock, (ii) each director of the Company, (iii) Mr. James G. VanDevender, the Company's former interim chief executive officer, and five of the most highly compensated executive officers and (iv) all directors and executive officers of the Company as a group.

         The table below does not reflect the aggregate shares of common stock held by the former Champion shareholders. If these shareholders were treated as a group under Section 13(d) of the Securities Exchange Act of 1934 for the purposes of holding their shares, the group would hold in excess of five percent of the issued and outstanding shares of common stock, and the shareholdings of each of the Champion shareholders would need to be disclosed in the table. Although the former Champion shareholders could be deemed to be a group for purposes of holding shares of the Company's common stock, they have not filed an ownership report that disclosures that they are members of a group.

         Under PHC's Amended Plan, all shares of the Company's common stock held by existing equity holders will be canceled and rendered null and void, and PHC's current equity holders will neither receive nor retain any property on account of such equity interests.


                                                 AMOUNT AND NATURE OF          PERCENTAGE OF
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP(2)(3)         CLASS(3)
 ----------------------------------------      ---------------------------     --------------
Park-Hospital GmbH(4,5)                                 19,906,742                33.7%
Paracelsus-Kliniken-Deutschland GmbH(4,5)               19,906,742                33.7%
Dr. Heiner Meyer zu Losebeck(4,5)                       19,916,000(6)             33.7%
Peter Schnitzler(4)                                         10,000(6)                *
Robert L. Smith                                            325,000                   *
Nolan Lehmann(7,8,9)                                     2,411,658                 4.1%
Equus II Incorporated(7,8)                               1,844,345                 3.1%
Equus Capital Partners, L.P.(7,8)                          540,481                   *
Joan S. Fortune                                             10,000(6)                *
Robert W. Miller                                            15,000(6)                *
Lawrence P. English                                         10,000(6)                *
Olympus Private Placement, L.P.(10, 11)                  3,319,261                 5.6%
Robert S. Morris(10, 11)                                 3,335,239                 5.6%
James A. Conroy(10, 11)                                  3,335,239                 5.6%
Lawrence A. Humphrey                                       243,018(12)               *
Deborah  H. Frankovich                                     295,391(13)               *
Robert M. Starling                                         174,902(14)               *
James G. VanDevender                                       100,000(15)               *
Steven D. Porter                                            90,634(15)               *
All directors and officers as a group (17 persons)      23,645,755(16)            39.4%


----------
* Percentage is less than 1% of the total outstanding shares of the Company.

(1) The address of each named director and officer, unless otherwise indicated, is c/o Paracelsus Healthcare Corporation, 515 W. Greens Road, Suite 500, Houston, Texas 77067.

(2) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and investment power.

(3) Includes shares issuable upon exercise of stock options or warrants that are exercisable as of, or exercisable 60 days after May 16, 2001. Such shares, for the purpose of computing the percentage of outstanding Common Stock, are deemed owned by each named individual and by the group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4) The address is Sedanstrasse 109, D-49076 Osnabruck, Federal Republic of Germany.

(5) Park is the record owner of such shares. PKD, as the owner of all of Park shares, may be deemed to beneficially own the shares of the Company's common stock owned by Park. Pursuant to the Schedule 13D (Amendment No. 3) filed by Park, the executorship of the Dr. Heiner Meyer zu Losebeck under the wills with regard to Professor Krukemeyer's estate terminated on December 31, 2000. As a result, as of January 1, 2001, the Dr. Heiner Meyer zu Losebeck no longer has voting and dispositive power with respect to the shares of common stock of the Company owned by Park.

(6) Includes 10,000 shares issuable upon exercise of options that are currently exercisable.

(7) Mr. Lehmann is President of Equus Capital Management Corporation, the financial advisor and manager of Equus II Incorporated and Equus Capital Partners, L.P. Mr. Lehmann is also President and Director of Equus II Incorporated.

(8)      Address is 2929 Allen Parkway, Suite 2500, Houston, TX 77019.

(9) By reason of his status as President of Equus Capital Management Corporation and as President and Director of Equus II Incorporated, Mr. Lehmann may be deemed to be the beneficial owner of the common shares owned by Equus II Incorporated and Equus Capital Partners, L.P. In addition, Mr. Lehmann owns directly 16,832 shares and 10,000 shares issuable upon exercise of options that are currently exercisable. Accordingly, Mr. Lehmann may be deemed to be the beneficial owner of 2,411,658 shares of Common Stock. Mr. Lehmann disclaims beneficial ownership of Common Stock owned by Equus II Incorporated and Equus Capital Partners, L.P. Both Equus II Incorporated and Equus Capital Partners, L.P. (as well as other entities with which Mr. Lehmann is associated) are former Champion shareholders. The number of shares beneficially owned by Mr. Lehmann does not include any shares owned by other former Champion shareholders.

(10) Address of principal business office for each reporting person is c/o Olympus Partners, Metro Center, One Station Place, Stamford, Connecticut 06902.

(11) Pursuant to the Schedule 13D filed on September 17, 1999, by the indicated reporting persons, Messrs. Morris and Conroy share control and may be deemed beneficial owners of the 3,319,261 shares owned by Olympus Private Placement, L.P. and 15,978 shares owned by Olympus Executive Fund, L.P. by virtue of their positions as general partners or officers of general partners of these entities or other entities that control these entities. Olympus Private Placement, L. P. and Olympus Executive Fund, L.P. are former Champion shareholders and may be part of a group of former Champion shareholders. The number of shares beneficially owned by Olympus Private Placement, L. P. and Olympus Executive Fund, L.P. does not include any shares owned by other former Champion shareholders.

(12) Includes 205,000 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(13) Includes 151,250 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(14) Includes 151,250 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

(15) Mr. VanDevender resigned from the Company on February 29, 2000. Mr. Porter resigned from the Company on February 28, 2001.

(16) Includes 795,403 shares issuable upon exercise of options that are currently exercisable, or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         6.51% SUBORDINATED NOTE - The Former Majority Shareholder received a $7.2 million 6.51% subordinated note from the Company (See Note 7), which is currently subject to compromise as a result of PHC's Chapter 11 bankruptcy filing on September 15, 2000 (See Note 2). The Company did not pay interest on the note in 2000 and paid interest of $467,000 in 1999 and 1998.

         INSURANCE AGREEMENT - The Company is also a party to an insurance agreement, which provides insurance benefits to the Former Chairman in the event of his death or permanent disability in an amount equal to $1.0 million per year during the 10-year term of such agreement, which expires 2006. As a result of PHC's Chapter 11 bankruptcy filing, the Company's obligation under this agreement will be discharged as of the Effective Date in accordance with the provisions of the Plan.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         See Part II. Item 8 of this Report.

(a)(2) FINANCIAL STATEMENT SCHEDULE

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  ($ in 000's)


                                          BALANCE AT     CHARGED TO
                                          BEGINNING       COSTS AND                                         BALANCE AT
               DESCRIPTION                 OF YEAR        EXPENSES       WRITE-OFFS            OTHER        END OF YEAR
               -----------                ----------     ----------      ----------            -----        -----------

 Year ended December 31, 2000
    Allowance for doubtful accounts         $27,553          36,030         (34,302)             --           $29,281

 Year ended December 31, 1999
    Allowance for doubtful accounts         $40,551          41,692         (54,690)             --           $27,553

 Year ended December 31, 1998
    Allowance for doubtful accounts         $54,442          42,659         (56,550)             --           $40,551

----------

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

            10.73(k) The First Amendment to Amended and Restated Credit Agreement, effective June 15, 1998, by and among Paracelsus Healthcare Corporation, Paribas, Toronto Dominion (Texas), Inc. and Bank Montreal (10.74).

            10.74(o) Memorandum of Understanding among Paracelsus Healthcare Corporation, Charles R. Miller, James G. VanDevender, Ronald R. Patterson, Park-Hospital GmbH, and the members of the Ad Hoc Committee of Former Shareholders of Champion Healthcare Corporation (10.75).

            10.75(x) Employment agreement effective July 1, 1999 between James G. VanDevender and Paracelsus Healthcare Corporation (10.76).*

            10.76(p) Third Amendment to Amended and Restated Credit Agreement and Approval of Asset Dispositions effective June 30, 1999 (10.77).

            10.77(p) Shareholder Agreement dated March 19, 1999, between Park-Hospital GmbH and Paracelsus Healthcare Corporation (10.78).

            10.78(p) Settlement Agreement dated March 24, 1999, by and among the former shareholders of Champion Healthcare Corporation, Park-Hospital GmbH, Dr. Manfred Georg Krukemeyer, and Paracelsus Healthcare Corporation (10.79).

            10.79(p) Stipulation of Settlement dated May 11, 1999, by and among plaintiffs, individually and as representatives of the Class, as defined, Paracelsus Healthcare Corporation, Manfred G. Krukemeyer, R.J. Messenger, James T. Rush, Charles R. Miller, James G. VanDevender, the Champion Shareholders, as defined, Park-Hospital GmbH, Donaldson Lufkin & Jenrette Securities Corporation, Bear Stearns & Co., Inc., Smith Barney, Inc., and ABN AMRO Chicago Corporation in connection with the litigation captioned In re Paracelsus Corp. Securities Litigation, Master File No. H-96-3464 (EW) filed with the United States District Court for the Southern District of Texas (10.78).

            10.80(p) Settlement Agreement dated March 17, 1999, by and between James G. Caven and Robert Orovitz, derivatively on behalf of Champion Healthcare Corporation and double derivatively on behalf of Paracelsus Healthcare Corporation; Paracelsus Healthcare Corporation; the former shareholders of Champion Healthcare Corporation; Park-Hospital GmbH; Donaldson Lufkin & Jenrette Securities Corporation; Bears Stearns & Co.; Smith Barney, Inc.; and ABN AMRO Chicago Corporation; Manfred Georg Krukemeyer; Charles R. Miller; James G. VanDevender; Ronald R. Patterson; R.J. Messenger; James
                        T. Rush; Robert C. Joyner; Michael D. Hofmann; Christian
                        A. Lange; and Scott K. Barton (10.80).

            10.81(v)    Amendment No. 1 to Employment agreement effective
                        July 1, 1999 between James G. VanDevender and Paracelsus Healthcare Corporation (10.82).

            10.82(w) Employment Agreement effective March 27, 2000 between Robert L. Smith and Paracelsus Healthcare Corporation (10.83).

            10.83       Stay-On Bonus Agreement dated 3/3/2000 between Lawrence
                        A. Humphrey and PHC/CHC Holdings, Inc. and Paracelsus Healthcare Corporation.

            10.84       Stay-On Bonus Agreement dated 3/3/2000 between Deborah
                        H. Frankovich and PHC/CHC Holdings, Inc. and Paracelsus Healthcare Corporation.

            10.85 Stay-On Bonus Agreement dated 3/3/2000 between Rob Starling and PHC/CHC Holdings, Inc. and Paracelsus Healthcare Corporation.

            10.86 Stay-On Bonus Agreement dated 3/3/2000 between Steve Porter and PHC/CHC Holdings, Inc. and Paracelsus Healthcare Corporation.

            21.1        List of subsidiaries of Paracelsus.

            23.1        Consent of Ernst & Young LLP.

            27          Financial Data Schedule.

            ----------

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

(m) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10-K for the year ended December 31, 1992.

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

(p) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

(v) Incorporated by reference from Exhibit 10.82 to the Company's Annual Report on Form 10-K, dated December 31, 1999.

(w) Incorporated by reference from Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(x) Incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K, dated December 31, 2000.

(a)  REPORTS ON FORM 8-K

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

                                               PARACELSUS HEALTHCARE CORPORATION
                                                          (Registrant)



Date: June 5, 2001                             By: /s/ ROBERT L. SMITH
                                                   -----------------------------
                                                   Robert L. Smith
                                                   Chief Executive Officer &
                                                   Director

         Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    SIGNATURE                                         TITLE                              DATE
---------------------------------------               -------------------------------------     --------------------

/s/ LAWRENCE P. ENGLISH                               Chairman of the Board                     June 5, 2001
---------------------------------------
Lawrence P. English

/s/ ROBERT L. SMITH                                   Chief Executive Officer &                 June 5, 2001
---------------------------------------               Director
Robert L. Smith

/s/ LAWRENCE A. HUMPHREY                              Executive Vice President, Chief           June 5, 2001
---------------------------------------               Financial Officer
Lawrence A. Humphrey

/s/ ROBERT M. STARLING                                Senior Vice President and                 June 5, 2001
---------------------------------------               Controller
Robert M. Starling

/s/ HEINER MEYER ZU LOSEBECK                          Director                                  May 23, 2001
---------------------------------------
Dr. Heiner Meyer Zu Losebeck

/s/ NOLAN LEHMANN                                     Director                                  June 5, 2001
---------------------------------------
Nolan Lehmann

/s/ PETER SCHNITZLER                                  Director                                  May 28, 2001
---------------------------------------
Peter Schnitzler

/s/ JOAN S. FORTUNE                                   Director                                  May 21, 2001
---------------------------------------
Joan S. Fortune

/s/ ROBERT W. MILLER                                  Director                                  May 29, 2001
---------------------------------------
Robert W. Miller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
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

4.2(b)      Shareholder Protection Rights Agreement between Paracelsus and
            ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

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

            10.73(k)    The First Amendment to Amended and Restated Credit
                        Agreement, effective June 15, 1998, by and among Paracelsus Healthcare Corporation, Paribas, Toronto
                        Dominion (Texas), Inc. and Bank Montreal (10.74).

            10.74(o)    Memorandum of Understanding among Paracelsus Healthcare
                        Corporation, Charles R. Miller, James G. VanDevender,
                        Ronald R. Patterson, Park-Hospital GmbH, and the members of the Ad Hoc Committee of Former Shareholders of
                        Champion Healthcare Corporation (10.75).

            10.75(x)    Employment agreement effective July 1, 1999 between
                        James G. VanDevender and Paracelsus Healthcare
                        Corporation (10.76).*

            10.76(p) Third Amendment to Amended and Restated Credit Agreement and Approval of Asset Dispositions effective June 30,
                        1999 (10.77).

            10.77(p)    Shareholder Agreement dated March 19, 1999, between
                        Park-Hospital GmbH and Paracelsus Healthcare Corporation
                        (10.78).

            10.78(p) Settlement Agreement dated March 24, 1999, by and among the former shareholders of Champion Healthcare
                        Corporation, Park-Hospital GmbH, Dr. Manfred Georg
                        Krukemeyer, and Paracelsus Healthcare Corporation
                        (10.79).


            10.79(p) Stipulation of Settlement dated May 11, 1999, by and among plaintiffs, individually and as representatives of the Class, as defined, Paracelsus Healthcare
                        Corporation, Manfred G. Krukemeyer, R.J. Messenger,
                        James T. Rush, Charles R. Miller, James G. VanDevender, the Champion Shareholders, as defined, Park-Hospital
                        GmbH, Donaldson Lufkin & Jenrette Securities
                        Corporation, Bear Stearns & Co., Inc., Smith Barney,
                        Inc., and ABN AMRO Chicago Corporation in connection with the litigation captioned In re Paracelsus Corp.
                        Securities Litigation, Master File No. H-96-3464 (EW) filed with the United States District Court for the Southern District of Texas (10.78).

            10.80(p) Settlement Agreement dated March 17, 1999, by and between James G. Caven and Robert Orovitz, derivatively on behalf of Champion Healthcare Corporation and double derivatively on behalf of Paracelsus Healthcare
                        Corporation; Paracelsus Healthcare Corporation; the former shareholders of Champion Healthcare Corporation;
                        Park-Hospital GmbH; Donaldson Lufkin & Jenrette
                        Securities Corporation; Bears Stearns & Co.; Smith
                        Barney, Inc.; and ABN AMRO Chicago Corporation; Manfred
                        Georg Krukemeyer; Charles R. Miller; James G.
                        VanDevender; Ronald R. Patterson; R.J. Messenger; James
                        T. Rush; Robert C. Joyner; Michael D. Hofmann; Christian
                        A. Lange; and Scott K. Barton (10.80).

            10.81(v)    Amendment No. 1 to Employment agreement effective
                        July 1, 1999 between James G. VanDevender and Paracelsus
                        Healthcare Corporation (10.82).

            10.82(w)    Employment Agreement effective March 27, 2000 between
                        Robert L. Smith and Paracelsus Healthcare Corporation
                        (10.83).

            10.83       Stay-On Bonus Agreement dated 3/3/2000 between Lawrence
                        A. Humphrey and PHC/CHC Holdings, Inc. and Paracelsus
                        Healthcare Corporation.

            10.84       Stay-On Bonus Agreement dated 3/3/2000 between Deborah
                        H. Frankovich and PHC/CHC Holdings, Inc. and Paracelsus
                        Healthcare Corporation.

            10.85       Stay-On Bonus Agreement dated 3/3/2000 between Rob
                        Starling and PHC/CHC Holdings, Inc. and Paracelsus
                        Healthcare Corporation.

            10.86       Stay-On Bonus Agreement dated 3/3/2000 between Steve
                        Porter and PHC/CHC Holdings, Inc. and Paracelsus
                        Healthcare Corporation.

            21.1        List of subsidiaries of Paracelsus.

            23.1        Consent of Ernst & Young LLP.

            27          Financial Data Schedule.

            ----------

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

(m) Incorporated by reference from Exhibit 10.06 to AmeriHealth's Annual Report on Form 10-K for the year ended December 31, 1992.

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

(p) Incorporated by reference from Exhibit of the same number (or if otherwise noted, Exhibit number contained in parenthesis which refers to the exhibit number in such Annual Report) to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

(v) Incorporated by reference from Exhibit 10.82 to the Company's Annual Report on Form 10-K, dated December 31, 1999.

(w) Incorporated by reference from Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(x) Incorporated by reference from Exhibit 10.76 to the Company's Annual Report on Form 10-K, dated December 31, 2000.