Form 10-Q
period 2001-03-31
PARACELSUS HEALTHCARE CORP
filed 2001-06-26
CIK 758722

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                          COMMON STOCK, NO STATED VALUE
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes[ ]    No[X]

As of June 22, 2001, there were outstanding 59,143,721 shares of the Registrant's Common Stock, no stated value.

================================================================================

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001
                                      INDEX


                                                                                                 PAGE REFERENCE
                                                                                                   FORM 10-Q
                                                                                                 --------------
Forward-Looking Statements                                                                             3

PART I.                  FINANCIAL INFORMATION

       Item 1.           Financial Statements-- (Unaudited)

                         Condensed Consolidated Balance Sheets--
                           March 31, 2001 and December 31, 2000                                        4

                         Consolidated Statements of Operations--
                           Three Months ended March 31, 2001
                            and 2000                                                                   5

                         Condensed Consolidated Statements of Cash Flows--
                           Three Months ended March 31, 2001 and 2000                                  6

                         Notes to Interim Condensed Consolidated
                           Financial Statements                                                        7

       Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        12

       Item 3.           Quantitative and Qualitative Disclosures about Market
                           Risks                                                                      15

PART II.                 OTHER INFORMATION


       Item 1.           Legal Proceedings                                                            16

       Item 2.           Change in Securities                                                         16

       Item 3.           Defaults upon Senior Securities                                              16

       Item 6.           Exhibit and Reports on Form 8-K                                              16

SIGNATURE                                                                                             18

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

         o The excessive amount of time and effort the Company's senior management must devote to dealing with the Company's financial condition, thereby reducing time spent directly on the operations of its businesses;

         o The Company may be unable to retain top management and other key personnel, including physicians;

         o Competition, including the impact of a new competing hospital in the Fargo, North Dakota market, and general economic, demographic and business conditions, both nationally and in the regions in which the Company operates;

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

         o The Company's ability to generate sufficient cash from operations to meet its obligations; and

         o The Company's ability to comply with the terms of the corporate integrity agreement.

         The Company is generally not required to, and does not undertake to, update or revise its forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ($ in 000's)


                                                                        MARCH 31,         DECEMBER 31,
                                                                          2001                2000
                                                                       ------------       ------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...................................      $     14,778       $     17,140
    Restricted cash .............................................             7,237              8,807
    Accounts receivable, net ....................................            64,196             66,165
    Supplies ....................................................             8,498              8,735
    Income taxes receivable .....................................             6,321              6,321
    Other current assets ........................................             9,856              8,171
                                                                       ------------       ------------
        Total current assets ....................................           110,886            115,339

Property and equipment ..........................................           344,048            342,748
Less: Accumulated depreciation and amortization .................          (147,220)          (142,551)
                                                                       ------------       ------------
                                                                            196,828            200,197

Goodwill ........................................................            70,306             71,068
Other assets ....................................................            19,777             19,895
                                                                       ------------       ------------
        Total assets ............................................      $    397,797       $    406,499
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ............................................      $     30,243       $     34,113
    Accrued liabilities and other ...............................            18,899             19,955
    Long-term debt due within one year ..........................               477                471
    Long-term debt in default classified as current (Note 2) ....             3,085              3,085
                                                                       ------------       ------------
        Total current liabilities ...............................            52,704             57,624

Long-term debt ..................................................            34,432             33,537
Liabilities subject to compromise (Note 2) ......................           373,256            373,012
Other long-term liabilities .....................................            12,409             12,526
Stockholders' equity (deficit):
    Common stock ................................................           216,047            216,047
    Additional paid-in capital ..................................            11,910             11,892
    Accumulated deficit .........................................          (302,961)          (298,139)
                                                                       ------------       ------------
        Total stockholders' equity (deficit) ....................           (75,004)           (70,200)
                                                                       ------------       ------------
Total Liabilities and Stockholders' Equity (Deficit) ............      $    397,797       $    406,499
                                                                       ============       ============

                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in 000's, except per share data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        2001             2000
                                                      ---------       ---------

Net revenue ....................................      $  90,325       $  95,084

Costs and expenses:
  Salaries and benefits ........................         39,541          40,700
  Other operating expenses .....................         33,054          36,159
  Provision for bad debts ......................         11,333           6,958
  Interest (excludes contractual interest of
     $9.2 million on pre-petition debt
     obligations  in the three months ended
     March 31, 2001) ...........................          1,025           9,010
  Depreciation and amortization ................          6,612           8,213
  Unusual item (Note 3) ........................          1,119              --
                                                      ---------       ---------
        Total costs and expenses ...............         92,684         101,040
                                                      ---------       ---------

Loss before reorganization costs and
   income taxes ................................         (2,359)         (5,956)
Reorganization costs ...........................         (2,463)         (2,547)
                                                      ---------       ---------
Loss before income taxes .......................         (4,822)         (8,503)
Provision for income taxes .....................             --              --
                                                      ---------       ---------
Net loss .......................................      $  (4,822)      $  (8,503)
                                                      =========       =========

     Loss per share - basic and assuming
        dilution ...............................      $   (0.08)      $   (0.15)
                                                      =========       =========



                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in 000's)
                                   (Unaudited)



                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................      $     (4,822)      $     (8,503)
Non-cash expenses and changes in operating assets
   and liabilities ....................................             4,878              5,160
                                                             ------------       ------------
Net cash used in (provided by) operating activities
   before reorganization costs ........................                56             (3,343)
Reorganization costs paid to date .....................            (1,202)            (2,369)
                                                             ------------       ------------
Net cash used in operating activities .................            (1,146)            (5,712)
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net ..............            (1,300)            (1,733)
Increase in other assets, net .........................              (817)              (591)
                                                             ------------       ------------
Net cash used in investing activities .................            (2,117)            (2,324)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility, net .......             1,000                 --
Repayments of debt, net ...............................               (99)              (399)
Deferred financing costs ..............................                --               (638)
                                                             ------------       ------------
Net cash provided by (used in) financing activities ...               901             (1,037)
                                                             ------------       ------------

Decrease in cash and cash equivalents .................            (2,362)            (9,073)
Cash and cash equivalents at beginning of period ......            17,140             22,723
                                                             ------------       ------------
Cash and cash equivalents at end of period ............      $     14,778       $     13,650
                                                             ============       ============

Supplemental Cash Flow Information:
   Interest paid ......................................      $      1,005       $        911
   Income taxes paid ..................................      $         --       $        715


                             See accompanying notes.

                        PARACELSUS HEALTHCARE CORPORATION
                              DEBTOR-IN-POSSESSION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001

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

         On May 25, 2001, the Bankruptcy Court approved PHC's First Amended Chapter 11 Plan of Reorganization (the "Amended Plan"). The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. (See Note 2).

         The Company's continuing operating losses and liquidity issues and PHC's Chapter 11 proceeding raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the Company's ability to comply with the terms of the subsidiary level credit facility, (ii) timely effectiveness of the Amended Plan, (iii) the Company's ability to achieve profitable operations after the Effective Date, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         The condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties discussed herein. The Amended

Plan and other actions during the Chapter 11 proceeding could change materially the amounts recorded in the condensed consolidated financial statements.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Form 10-K. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and that all such adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

EARNINGS PER SHARE - The following table sets forth the computation of basic and diluted net loss per share (dollars in thousands, except per share amounts).



                                                                THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                   2001               2000
                                                               ------------       ------------
Numerator (a):
   Net Loss .............................................      $     (4,822)      $     (8,503)
                                                               ============       ============

Denominator:
  Weighted average shares used for basic earnings per
    share ...............................................            59,144             57,668
   Effect of dilutive securities:
     Employee stock options .............................                --                 --
                                                               ------------       ------------
   Dilutive potential common shares .....................                --                 --
                                                               ------------       ------------

   Shares used for diluted earnings per share ...........            59,144             57,668
                                                               ============       ============

Net loss per share:
   Basic ................................................      $      (0.08)      $      (0.15)
                                                               ============       ============
   Diluted ..............................................      $      (0.08)      $      (0.15)
                                                               ============       ============


----------

(a) Amount is used for both basic and diluted earnings per share computations since there is no earnings effect related to the dilutive securities.

         Options to purchase 1.4 million shares of the Company's common stock at a weighted average exercise price of $3.40 per share and warrants to purchase 414,690 shares at a weighted average exercise price of $9.00 per share were outstanding during the three months ended March 30, 2001, but were not included in the computation of diluted EPS due to their anti-dilutive effect on net loss. Under PHC's Amended Plan, all of the Company's warrants, stock option plans and all options outstanding thereunder will be canceled and rendered null and void upon the effective date of the Amended Plan, and the holders of such options will neither receive nor retain any property on account of such interests. (See
Note 2).

COMPREHENSIVE LOSS - Comprehensive loss for the three months ended March 31, 2001 and 2000 equaled the net loss reported for each of the respective periods.

RESTRICTED CASH - The Company had restricted cash of $7.2 million and $8.8 million at March 31, 2001 and December 31, 2000, respectively, as collateral for outstanding letters of credit and other commitments.

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

         On May 25, 2001, the Bankruptcy Court approved the Amended Plan. The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. Upon the effective date (the "Effective Date") of the Amended Plan, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void, and current equity holders will not receive stock or warrants. PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests. Also upon the Effective Date, PHC will merge into a wholly owned subsidiary incorporated in Delaware and will cease to exist as a separate company, and the wholly owned subsidiary will emerge from bankruptcy as reorganized PHC and will be known as Clarent Hospital Corporation. Additionally, all principal and interest outstanding on the Notes and allowed general unsecured claims will be exchanged for (i) 11.5% Senior Notes (due on August 15, 2005) (the "New Notes") in the aggregate principal amount of $130.0 million (ii) a cash payment, as defined in the Amended Plan, and (iii) 100.0% of the new common stock to be issued by the reorganized PHC under the Amended Plan. Interest on the New Notes shall accrue commencing on the Effective Date.

         Upon the Effective Date, reorganized PHC will take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities law. Additionally, reorganized PHC will have a limited number of stockholders and does not plan to list the New Notes on an exchange. Therefore, PHC will not be required to file periodic public reports, although the new board of directors may seek to voluntarily register the Company's new common stock with the SEC or to list the New Notes on an exchange at a future date and thus have the Company become a publicly traded entity.

         Pursuant to the terms of a settlement agreement executed in connection with the global settlement of shareholder litigation that became effective in September 1999, the Park Note and accrued interest must convert to PHC's common stock in the event PHC files a voluntary petition in bankruptcy. No shares of common stock have been issued to Park at this time. See "Liabilities Subject to Compromise" discussed below. Under the Amended Plan (i) the Park Note will be deemed to have been converted to approximately 1.9 million shares of PHC's common stock upon the filing of the Bankruptcy, (ii) the Park Note holder (Park Hospital GmbH or "Park") will be deemed to have been issued the common stock in accordance with the terms of the settlement and (iii) the Park Note will be deemed to be canceled. On the Effective Date, the 1.9 million shares of PHC common stock will be deemed canceled and rendered null and void, and Park will neither receive nor retain any property on account of such equity interests.

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

         Below is a summary of the principal categories of claims classified as "Liabilities Subject to Compromise" at March 31, 2001 as a result of the Chapter 11 proceeding (in thousands):


10% Senior Subordinated Notes .................      $ 325,000
Unamortized deferred financing costs ..........         (5,300)
Accrued interest through September 15, 2000 ...         36,833
6.51% Subordinated Note .......................          7,185
Post-termination benefit obligations ..........          3,255
Vendor accounts payable .......................            183
Accrued litigation liabilities ................          6,100
                                                     ---------
    Total liabilities subject to compromise ...      $ 373,256
                                                     =========

         The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 proceeding. If the Chapter 11 proceeding had not been filed, the Company would have reported a net working capital deficit of approximately $315.1 million at March 31, 2001. During the pendency of the Chapter 11 proceeding, the Company is not recording the contractual amount of interest expense related to the Notes and the Park Note after September 15, 2000. Contractual interest obligations excluded from interest expense reported on the accompanying condensed consolidated statements of operations were $9.2 million for the three months ended March 31, 2001.

         Due to cross default provisions, a hospital subsidiary's capital lease obligation has been included in current liabilities in the Company's condensed consolidated balance sheets at March 31, 2001 and December 31, 2000.

         For the three months ended March 31, 2001 and 2000, the Company recorded approximately $2.5 million, respectively, of reorganization costs for professional fees and incremental insurance costs incurred in connection with its reorganization activities.

NOTE 3. UNUSUAL CHARGE

         The Company recorded an unusual charge of $772,000 for the three months ended March 31, 2001 for employee termination costs incurred as part of the Company's efforts to reduce corporate overhead.

         As reported in the Company's Form 10-K for the year ended December 31, 2000, on April 26, 2001 the Company learned that a private person acting on behalf of the United States had filed a civil damages action under seal in February 1996 against many defendants throughout the United States, including a subsidiary of the Company, Paracelsus Fentress County General Hospital, Inc. ("Fentress"), in the United States District Court for the Eastern District of Pennsylvania. The Company had previously accrued $800,000 for potential settlement costs associated with this matter. Based on continuing discussions with the Federal government, the Company has accrued an additional $347,000 for potential settlement costs associated with this matter, which has been reflected as an unusual charge in the accompanying consolidated statement of operations for the three months ended March 31, 2001.

NOTE 4. INCOME TAXES

         All net deferred tax assets resulting from net operating losses for the three months ended March 31, 2001 and 2000 were offset by the recognition of additional valuation allowances due to issues affecting liquidity and the related uncertainties discussed herein, which, if unfavorably resolved, will adversely affect the Company's future operations. Consequently, the Company did not recognize an income tax benefit for the three months ended March 31, 2001 and 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On May 25, 2001, the Bankruptcy Court approved the Amended Plan. The effectiveness of the Amended Plan is subject to certain conditions, as defined in the Amended Plan. See Note 2 for a more comprehensive discussion of this matter

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

         Net revenue for the three months ended March 31, 2001, was $90.3 million, a decrease of $4.8 million, or 5.0%, from $95.1 million for the same period in 2000. The decline occurred primarily at the Company's Fargo, North Dakota facility due to the opening of a competing hospital in November 2000. Excluding the North Dakota facility, the net revenue for 2001 increased by 9.6%, or $6.6 million, compared to 2000, due primarily to a combination of increased patient volumes in certain markets and improved pricing for certain hospital services.

         The competing hospital in the Fargo, North Dakota market is a not-for-profit facility and is supported by a physician group that formerly admitted a significant number of patients to the Company's North Dakota facility (Heartland Health System, or "HHS"). Consequently, HHS experienced a substantial drop in patient volumes and financial performance in the first quarter of 2001 compared to 2000, and EBITDA was essentially break even for the three months ended March 31, 2001. The Company expects patient volumes and financial performance at this facility to remain significantly below historical levels in the months ahead, which will have a material adverse impact on both the hospital's and the Company's financial performance. While management is unable to predict the ultimate impact of this new facility on the Company's results of operations, it believes that HHS will continue to generate positive operating cash flow on a year-to-year basis.

         Patient volumes for the three months ended March 31, 2001 were down sharply compared to 2000 due to the decline in volumes at HHS discussed above. Excluding HHS, the remaining hospitals reported increases in every category except surgeries and home health visits. For all hospitals, inpatient admissions decreased 6.3% from 10,195 in 2000 to 9,555 in 2001; patient days decreased 10.5% from 50,509 in 2000 to 45,229 in 2001. Average length of stay decreased 4.5% from 5.0 days in 2000 to 4.7 days in 2001. Excluding home health visits, outpatient visits were substantially unchanged at 79,585 in 2000 and 79,613 in 2001. Surgeries decreased 17.6% from 5,395 in 2000 to 4,443 in 2001 largely due to increased competition at the Company's Fargo, North Dakota and Lancaster, California hospitals. Home health visits decreased 32.8% from 63,645 in 2000 to 42,783 in 2001 due, in part, to a de-emphasis of some types of services, as well as a restructuring of the mix of services, in response to changes in reimbursement methodologies, a trend that will likely continue. Excluding HHS, admissions, patient days and outpatient visits increased by 5.7%, 3.4% and 2.0%, respectively, and surgeries and home health visits decreased by 5.6% and 35.4%, respectively.

         Operating expenses (salaries and benefits, other operating expenses and provision for bad debts) increased $111,000 from $83.8 million in the three months ended March 31, 2000 to $83.9 million in 2001, due primarily to a $4.4 million increase in bad debt expense, which was substantially offset by a $4.3 million decrease in other operating expenses and salaries and benefits. Approximately 58% of the increase in bad debt expense occurred at one hospital and was due largely to poor accounts receivable management, an increase in emergency room visits and an overall increase in self-pay patients. Additionally, this hospital and certain other of the Company's hospitals have experienced significant turnover in business office personnel, which also had an adverse impact on cash collections. The Company has filled all of its business office manager vacancies and has implemented business office incentive programs designed to reward the achievement of cash collection targets and improve staff continuity. Consequently, the Company expects to see improved business office performance in the months ahead. The Company has also implemented a comprehensive revenue cycle management initiative in all of its hospitals, a significant component of which is aimed at reducing bad debt expense through improved business office processes. This initiative involves the implementation of systems and processes to track, benchmark and improve the hospitals' admission, billing and collection cycles. While this initiative has shown improved trends in collections and accounts receivable days outstanding, a full revenue cycle is generally required before substantial improvements are realized. Accordingly, the full impact of the Company's efforts will not be realized until the latter half of 2001.

         As a result of the aforementioned items, operating expenses, expressed as a percentage of net revenue, increased from 88.2% in 2000 to 92.9% in 2001, and operating margins decreased from 11.8% to 7.1%, respectively.

         Interest expense decreased $8.0 million from $9.0 million in the three months ended March 31, 2000 to $1.0 million in 2001, primarily as a consequence of PHC's Chapter 11 bankruptcy filing. The Company ceased accruing interest on the Notes and other debt obligations subject to compromise on September 15, 2000, the date of the bankruptcy filing. Consequently, interest expense excludes contractual interest obligations of $9.2 million on debt subject to compromise, $9.1 million of which is attributable to the Notes. Interest expense in 2001 is primarily attributable to borrowings under the Credit Facility and capital leases. No borrowings were outstanding under the Credit Facility for the three months ended March 31, 2000.

         Depreciation and amortization expense decreased $1.6 million from $8.2 million in the three months ended March 31, 2000 to $6.6 million for the same period in 2001 due primarily to the impairment of hospital assets and associated goodwill in the fourth quarter of 2000.

         Loss before income taxes was $4.8 million for the three months ended March 31, 2001, and included (i) reorganization costs of approximately $2.5 million for professional fees and incremental insurance costs incurred in connection with the Company's reorganization efforts and (ii) an unusual charge of $1.1 million comprised of a $772,000 charge for employee termination costs incurred as part of the Company's efforts to reduce corporate overhead and a $347,000 charge for potential settlement costs associated with the Fentress investigation (See Note 3). Loss before income taxes was $8.5 million for the three months ended March 31, 2000 and included reorganization costs of approximately $2.5 million for professional fees.

         The Company did not record an income tax benefit for the three months ended March 31, 2001 and 2000 due to the recognition of a valuation allowance to reserve all net deferred tax assets generated during the quarter.

         Net loss for the three months ended March 31, 2001 was $4.8 million, or $0.08 per diluted share, compared to $8.5 million, or $0.15 per diluted share, for the same period of 2000. Weighted average common and common equivalent shares outstanding increased to 59.1 million in 2001 from 57.7 million in 2000 due primarily to a restricted stock grant of 1.3 million shares to the Company's Chief Executive Officer in 2000 and the exercise of employee stock options in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities before payments of reorganization costs was $56,000 for the three months ended March 31, 2001, compared to net cash used in operations of $3.3 million for the same period of 2000. Including reorganization costs, net cash used in operating activities was $1.1 million in 2001 and $5.7 million in 2000. The Company expects that future reorganization costs will be paid as incurred from internally generated cash from operations and existing cash balances. Net cash used in investing activities was $2.1 million during 2001 compared to $2.3 million during 2000, and reflected primarily a decrease in capital expenditures. Net cash provided by financing activities during 2001 was $901,000 compared to net cash used in financing activities of $1.0 million in 2000.

         As of March 31, 2001, the Company had $31.0 million in outstanding borrowings under its subsidiary-level Credit Facility and $7.2 million in outstanding letters of credit, which were fully secured by cash collateral. As of June 20, 2001, the Company had $4.3 million in borrowing capacity under the Credit Facility. The Company anticipates that internally generated cash from operations and existing cash balances will be sufficient to fund the hospitals' working capital requirements through 2001. Due to the liquidity issues previously discussed, there can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 2001.

LITIGATION

         As reported in the Company's Form 10-K for the year ended December 31, 2000, on April 26, 2001 the Company learned that a private person acting on behalf of the United States had filed a civil damages action under seal in February 1996 against many defendants throughout the United States, including a subsidiary of the Company, Paracelsus Fentress County General Hospital, Inc. ("Fentress"), in the United States District Court for the Eastern District of Pennsylvania. The Company had previously accrued $800,000 for potential settlement costs associated with this matter. Based on continuing discussions with the Federal government, the Company has accrued an additional $347,000 for potential settlement costs associated with this matter, which has been reflected as an unusual charge in the accompanying consolidated statement of operations for the three months ended March 31, 2001.

         The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that all such claims and actions are either adequately covered by insurance or will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         There have been no material developments in legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000.

OTHER REGULATORY MATTERS

As previously reported, on March 9, 1998, the Securities and Exchange Commission (the "SEC") entered a formal order authorizing a private investigation, In re Paracelsus Healthcare Corp., FW-2067. Pursuant to the formal order, the staff of the SEC's Fort Worth District Office initiated an investigation of the accounting and financial reporting issues that were the subject of the internal inquiry described in the Company's 1996 Form 10-K filed in April 1997. In June 2001, the SEC indicated that it would not initiate any enforcement action against the Company in connection with the 1997 restatement of the Company's financial statements for fiscal years 1992 through 1995 and for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996. In describing the SEC's decision not to bring enforcement action against the Company, a representative of the SEC cited the Company's extensive cooperation with the SEC's investigation and the way the Company handled the problems associated with the accounting issues leading to the restatement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The Company's only exposure to market risk is changes in the general level of market interest rates. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features.

        With respect to the Company's interest-bearing liabilities, borrowings of $31.0 million under the subsidiary-level Credit Facility at March 31, 2001 are subject to variable rates of interest and are affected by the general level of market interest rates. The Company's variable rate debt bears interest at prime plus 1.5% or LIBOR plus 3.75%. Based on a hypothetical 1% increase in interest rates, the potential annualized impact on future pretax earnings would be approximately $310,000.

        All other debt obligations of the Company have fixed interest rates ranging from 8.65% to 10.5% and accordingly have no earnings exposure to changes in interest rates. Additionally, under the Bankruptcy Code, actions to collect certain of the pre-petition indebtedness against PHC are subject to an automatic stay and other contractual obligations against PHC may not be enforced.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in legal proceedings since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2. CHANGE IN SECURITIES

         Upon the Effective Date of the Amended Plan, shares of PHC's common stock held by existing equity holders will be canceled and rendered null and void, and current equity holders will not receive stock or warrants. PHC's current equity holders will not receive or retain any property under the Amended Plan on account of such equity interests. Also upon the Effective Date, PHC will merge into a wholly owned subsidiary incorporated in Delaware and will cease to exist as a separate company, and the wholly owned subsidiary will emerge from bankruptcy as reorganized PHC and will be known as Clarent Hospital Corporation.

         Upon the Effective Date, reorganized PHC will take the steps necessary to cease being subject to the periodic reporting requirements of the federal securities law. Additionally, reorganized PHC will have a limited number of stockholders and does not plan to list the New Notes on an exchange. Therefore, PHC will not be required to file periodic public reports, although the new board of directors may seek to voluntarily register the Company's new common stock with the SEC or to list the New Notes on an exchange at a future date and thus have the Company become a publicly traded entity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The Company defaulted on the interest payments of approximately $33.5 million due on February 15, and August 15, 2000 on the Company's $325.0 million 10% Senior Subordinated Notes due 2006. Relating thereto, on September 15, 2000, PHC filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code as further discussed elsewhere in this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibit

None.

(b) Report on Form 8-K

         The Company filed a Current Report on Form 8-K on March 15, 2001 reporting pursuant to Item 4 that Ernst & Young LLP ("EY") had resigned as the auditor of the Company's financial statements. EY resigned because of statements made by a representative of the Creditors Committee in PHC's bankruptcy that could in the future create the appearance that EY lacked the necessary independence to remain as the auditors for the Company. On March 15, 2001, the Company engaged PricewaterhouseCoopers LLP ("PwC") as its new accounting firm to audit the Company's financial statements. The decision to engage PwC was approved by the Company's Board of Directors and the Bankruptcy Court.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Paracelsus Healthcare Corporation
                                                         (Registrant)

                                                   /s/ LAWRENCE A. HUMPHREY
Dated:   June 26, 2001                        ----------------------------------
                                                     Lawrence A. Humphrey
                                                  Executive Vice President &
                                                   Chief Financial Officer